Form 10QSB
period 1999-06-30
TORBAY ACQUISITION CORP
filed 1999-08-13
CIK 1078724

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB
(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended
                            June 30, 1999

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

Yes X    No


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


      Class                                 Outstanding at
                                            June 30, 1999

Common Stock, par value $0.0001                   5,000,000


ITEM 1.  FINANCIAL STATEMENTS

                    TORBAY ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                            Balance Sheet
                            June 30, 1999
                             (Unaudited)

                                ASSETS


     Cash                                             $   428

     TOTAL ASSETS                                     $   428


                 LIABILITIES AND STOCKHOLDERS' EQUITY

     LIABILITIES                                       $     -

     STOCKHOLDERS' EQUITY

        Preferred Stock, $.0001 par value,                   -
          20,000,000 shares authorized,
          no shares issued and outstanding

       Common Stock, $.0001 par value,
           100,000,000 shares authorized
           5,000,000 issued and outstanding                500

       Accumulated deficit during development               72

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  428


NOTE   1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A.  Organization and Business Operations

          Torbay Acquisition Corporation (a development stage company)(the "Company") was incorporated in Delaware on June 2, 1998 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of June 30, 1999, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

          The Company's ability to commence operations is contingent upon its ability to identify a prospective target business to successfully negotiate a business combination with such target business.

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

          B.  Common Stock

          The Company is authorized to issue 100,000,000 shares of common stock at $.000l par value. The Company has issued 4,250,000 and 750,000 shares to Pierce Mill Associates,
          Inc. and TPG Capital Corporation, respectively.

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

     The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended.

     Management believes that there are perceived benefits to being a reporting company which may be attractive to foreign and domestic private companies.

     These benefits are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) shareholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through options for stock for which there may be a public market; (8) enhanced corporate image; and, (9) a presence in the United States capital market.

     A private company which may be interested in a business combination with the Company may include (1) a company for which a primary purpose of becoming a reporting company is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become a reporting company with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able obtain investment capital on more favorable terms after it has become a reporting company; (5) a foreign company which may wish an initial entry into the United States securities market; (6) a special situation company, such as a company seeking to satisfy redemption requirements under a qualified Employee Stock Option Plan; and, (7) a company seeking one or more of the other benefits believed to attach to a rerpoting company.

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

     The Company does not intend to trade its securities in the secondary market until completion of a business combination. It is anticipated that following such occurrence the Company will seek to cause its common stock to be listed or admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

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

     Before the Company enters into any business combination, it will inquire as to the status of any target company's Year 2000 Problem, the steps such target company has taken to correct any such problem and the probable impact on such target company of any computer disruption. However, there can be no assurance that the Company will not combine with a target company that has an uncorrected Year 2000 Problem or that any such Year 2000 Problem corrections are sufficient. The extent of the Year 2000 Problem of a target ocmpany may be impossible to ascertain and its impact on the Company is impossible to predict.


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

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the quarter.


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

Dated: August 12, 1999