Form 10KSB
period 1999-12-31
TORBAY HOLDINGS INC
filed 2000-05-12
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                          Commission File No.: 0-25417

                              TORBAY HOLDINGS, INC.
                 (Name of small business issuer in its charter)

         DELAWARE                                     52-2143186
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification
 No.)

                         MAISON SAUMAREZ, ROUTE DE COBO
                 CASTEL, GUERNSEY, C.I. GY5 7RZ, UNITED KINGDOM
                    (Address of principal executive offices)

                                011 44 1481 46044
                           (Issuer's Telephone Number)

 Securities registered under Section 12(b) of the Exchange Act: None

 Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK,
                                                                $.0001 PAR VALUE
                                                                (Title of Class)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     There were no revenues for the issuer's fiscal year ended December 31, 1999.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days.
$0 (No trading market for the common stock currently exists).

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Torbay Holdings, Inc had 5,150,000 shares outstanding as of March 31, 2000.

     Transitional Small Business  Disclosure Format (check one): Yes   No X
                                                                    ---  ---

                                TABLE OF CONTENTS


                                                                                           Page
                                                                                           ----
PART I

         ITEM 1.     DESCRIPTION OF THE BUSINESS...........................................1
         ITEM 2.     DESCRIPTION OF PROPERTY...............................................4
         ITEM 3.     LEGAL PROCEEDINGS.....................................................4
         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................4

PART II

         ITEM 5.     MARKET FOR TORBAY HOLDINGS' COMMON EQUITY AND
                     RELATED STOCKHOLDER MATTERS...........................................4
         ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................5
         ITEM 7.     FINANCIAL STATEMENTS..................................................6
         ITEM 8.     CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE................................6

PART III

         ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                     CONTROL PERSONS OF TORBAY HOLDINGS; COMPLIANCE
                     WITH SECTION 16(A) OF THE EXCHANGE ACT................................7
         ITEM 10.    EXECUTIVE COMPENSATION................................................8
         ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                     AND MANAGEMENT........................................................9
         ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................12
         ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.....................................12

                                     PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

GENERAL

     Torbay Holdings is a development stage company created to act as a holding company for late-stage developmental, or early-stage commercial, companies. Torbay Holdings was incorporated on March 24, 1999 as a Delaware corporation named Acropolis Acquisition Corporation, which changed its name to Torbay Holdings, Inc. on July 14, 1999. Torbay Holdings acquired Designer Appliances, Limited, a United Kingdom corporation which has developed and anticipates marketing household appliances designed to be attractive to a premium, upscale market, as a wholly-owned subsidiary on July 19, 1999.

     On October 27, 1999, Torbay Acquisition Corporation, a reporting company under the Securities Exchange Act of 1934, as amended, merged into Torbay
Holdings. Torbay Holdings became a successor issuer to Torbay Acquisition Corporation pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission.

     All references to "dollars," "U.S. dollars," "$," or "US$" are to United States dollars, and all references to "pounds" or "(pound)" are to British pounds sterling. As of December 31, 1999, the Interbank exchange rate was (pound)0.6186 to $1.00, or $1.6165 to (pound)1.

BUSINESS AND ACQUISITION STRATEGY

     Torbay Holdings plans to acquire late stage development or early stage commercial activities, with opportunities in niche markets. Torbay Holdings will issue convertible preferred stock, which will be converted to common stock upon the attainment of a profit objective of a specified subsidiary or product line within a given time frame, in exchange for the outstanding voting stock of the subsidiary. In this way, value is not delivered to the incoming businesses until such businesses reach specified profitability targets. Torbay Holdings expects such profitability to be reflected in the share price of its common stock, thereby limiting the dilution caused by its acquisitions.

     Each subsidiary acquired will have the potential and opportunity to be divested as a stand alone entity once the business has established itself as a profitable entity, or if a suitable offer is received. Torbay Holdings will fund each subsidiary with a loan secured by the intellectual property rights or other assets of the subsidiary. The loan would be repaid at a rate 50% per annum, upon completion of an initial public offering or sale of the subsidiary. In addition, Torbay Holdings would hold 20% equity in the newly formed public entity.

     Members of the board of directors of Torbay Holdings will be active participants in the management and operation of its subsidiaries. Torbay Holdings expects that significant direct involvement and the time allocation of its directors will be required in the period immediately following the acquisition of a subsidiary. Consequently, Torbay Holdings estimates that a maximum of three or four start up subsidiaries will be manageable during the first twelve months following their acquisition. However, as a subsidiary becomes profitable this time demand on Torbay Holdings directors will diminish, allowing them the opportunity to assume a similar role in newly other acquired subsidiaries.

     Torbay Holdings currently owns one subsidiary, Designer Appliances Ltd., and is actively seeking additional acquisitions. However, no such acquisitions will be completed until Torbay Holdings raises additional capital sufficient to finance the operations of newly acquired subsidiaries.

     DESIGNER APPLIANCES, LTD.

OPERATIONS

     Prior to the acquisition of the design by Designer Applicances, 300 units of the Telstar I vacuum cleaner were produced for testing and marketing. See "Products." Designer Appliances initially intends to subcontract manufacture of the product components to the companies who manufactured the components for these models and who are equipped and experienced to do so. Responsibility for the final product assembly will be managed by Designer Appliances to ensure product quality.

PRODUCTS

     Telstar I Designer Vacuum Cleaner. The Telestar I Designer Vacuum Cleaner is a rocket shaped cylinder vacuum cleaner made of polished aluminum and incorporating the latest in filtration technology. It is bagless and features the High Efficiency Particle Arrester (HEPA) medical grade filter that removes allergens in dirt associated with asthma. It has a large (50ft.) cleaning radius that typically allows cleaning an entire floor without stopping. Torbay Holdings anticipates that the Telstar I will be built to British Electric Approval and German TUV standards, which relate to electrical safety and manufacturing practices. This product is expected to sell for (pound)150 to stores and (pound)300 retail.

     Telstar II Designer Vacuum Cleaner/Table. This is the Telstar I vacuum cleaner with a glass tabletop accessory. When not in use, the vacuum cleaner serves as a base for the glass tabletop and the entire unit appears as an attractive and functional coffee table. This product is designed for an environment where storage space is at a premium. Torbay Holdings may choose to market this product under the name "Sputnik" or as the "Telstar Space Station". The tabletop model has been developed as a working prototype and additional expenditure, when available, is planned on testing, tooling and packaging. This product is expected to sell for (pound)100 to (pound)125 above the cost of the Telstar I vacuum cleaner.

     Mistral I Desktop Fan. This is a desktop fan, cased in polished aluminum, which utilizes a design similar to the Telstar I Vacuum Cleaner. The Mistral I fan is partially developed and, development will be completed as finances permit. This product is expected to sell for (pound)60-70 to stores and to retail for (pound)100-125.

     Designer Appliances has begun development of additional products, including a toaster, a kettle, space heater and heated hearth screen. See "Trademarks" herein.

MARKETING

     Designer Appliances intends to operate directly in the United Kingdom with its own sales team. Potential distributors have been identified to expand this activity across Europe. Management believes that contracts may be finalized when production and payment schedules can be predicted with reasonable certainty. These distributors will purchase products and bear all costs of sales and distribution in their territories. Non-critical component supply of "off the shelf" items will be limited to preferred suppliers of appropriate components who provide warranties and indemnities for delays in production and shipping.
Management believes that manufacturing contracts can be finalized when production and payment schedules can be predicted with reasonable certainty. Critical components such as product body parts which are specific to Designer Appliances' products will be dual sourced.

     The sales objectives are in what is believed to be a niche sector of the appliance market which addresses the most expensive end of that market. Sales activity will be focused upon designer retail outlets such as The Conran Shops, Harrods and Selfridges. No contracts have been entered into to date, and there is no assurance that any contracts will be entered into, or if entered into, that any such contracts can be maintained.

MAJOR COMPETITORS

     Designer Appliances believes that there is no single major competitor in the United Kingdom and Europe competing in the upscale small domestic appliance sector. Designer Appliances is not aware of a competitor who manufactures and sells a vacuum cleaner protected by a similar design. See "Trademarks" herein. Designer Appliances is not aware of a competitor who sells a vacuum cleaner that converts to a piece of furniture when it is not in use. The market for its other anticipated products is diverse.

PATENTS AND TRADEMARKS

     The British Patent Office has granted the following Design and Trademark registrations made by Designer Appliances:

Telstar I vacuum cleaner design protection             British design registration no. 2 066 378

The name "Telstar"                                     British trademark registration no. 2 209 241

The name "Sputnik"                                     British trademark registration no. 2 209 243

The tabletop design for the Telstar II,                British design registration no. 2 082 459
Sputnik or Telstar Space Station

The combined vacuum and table product                  British trademark registration no. 2 085 669

The "Mistral" table top fan design                     British design registration no. 2 066 377
                                                       and trademark registration no. 2 209 473

Wurlitzer                                              British trademark registration no. 2 209 244

     REAL ESTATE

     In addition to its acquisition strategy, Torbay Holdings intends to own and manage hotel properties in a variety of locations. Torbay Holdings believes that the asset value of these properties will underpin the value of Torbay Holdings' equity investments in its subsidiaries and that the income from these properties will provide revenue and funding of both property and subsidiary activities.

     EMPLOYEES

     Torbay Holdings has two full-time employees and two part-time employees, including its executive officers.

ITEM 2. DESCRIPTION OF PROPERTY

OFFICES/PROPERTY

     Torbay Holdings currently leases office space in the parish of Castel, Guernsey, in the Channel Islands of Great Britain. Torbay Holdings has a one-year lease expiring August 30, 2000, and the rent is (pound)5,200 per annum.

     Currently, Designer Appliances has no facilities, but has identified a manufacturing facility in South Manchester, United Kingdom, containing approximately 2,500 - 5,000 square feet, which it anticipates to lease when it has the financing to do so.

ITEM 3. LEGAL PROCEEDINGS

     As of the date of this Form 10-KSB, Torbay Holdings is not a party to any litigation, and management has no knowledge of any threatened or pending litigation against Torbay Holdings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR TORBAY  HOLDINGS'  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
         MATTERS

TRADING OF SHARES

     There is currently no trading market for Torbay Holdings common stock. However, Torbay Holdings expects that its common stock will be traded on the over-the-counter market with quotations available through the OTC Electronic Bulletin Board (OTC Bulletin Board). Equitrade Securities Corporation is expected to make a market in the common stock by developing and maintaining historical stock trading records, soliciting potential buyers and sellers and attempting to match buy and sell orders. In connection with its market making activities, Equitrade may buy or sell shares from time to time for its own account. However, Equitrade will not be subject to any obligation with respect to such efforts. If the common stock cannot be quoted and traded on the OTC Bulletin Board, it is expected that the transactions in the common stock will be reported in the pink sheets of the National Quotation Bureau, Inc.

RESALES OF THE SECURITIES UNDER STATE SECURITIES LAWS

     The National Securities Market Improvement Act of 1996 ("NSMIA") limits the authority of states to impose restrictions upon sales of securities made pursuant to Sections 4(1) and 4(3) of the Securities Act of companies which file reports under Sections 13 or 15(d) of the Securities Exchange Act. Sales of the securities in the secondary market may be made pursuant to Section 4(1) of the Securities Act (sales other than by an issuer, underwriter or broker). Torbay Holdings expects that its stock will be listed for trading on the OTC Bulletin Board and that Torbay Holdings shares will be eligible for resale in the secondary market in each state.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATION

OVERVIEW

     Torbay Holdings is a development stage company created to act as a holding company for late-stage developmental, or early-stage commercial, companies with opportunities in niche markets. Torbay Holdings currently owns one subsidiary, Designer Appliances Ltd., and is actively seeking additional acquisitions. However, no such acquisitions will be completed until Torbay Holdings raises additional capital sufficient to finance the operations of newly acquired subsidiaries.

     Through Designer Appliances, Torbay Holdings has developed and intends to market household appliances designed to be attractive to a premium, upscale market. Management believes that they have identified an underexploited opportunity in the premium-priced market for household and domestic appliances, featuring attractively designed exteriors. There is no assurance that Torbay Holdings will be able to successfully manufacture or market these items.

     In addition to its acquisition strategy, Torbay Holdings will own and manage hotel properties in a variety of locations. Torbay Holdings believes that the asset value of these properties will underpin the value of Torbay Holdings' equity investments in its subsidiaries and that the income from these properties will provide revenue and funding of both property and subsidiary activities.

RESULTS AND PLAN OF OPERATIONS

     Torbay Holdings has had insignificant sales and revenue. Since inception, Torbay Holdings and its subsidiary Designer Appliances have focused on organizational activities and research and development of Torbay Holdings' products and marketing strategies. Management estimates that it will require approximately $1,000,000 for the calendar year 2000 and a total capitalization of $1,400,000 over the next two years for Designer Appliances to commence manufacturing and marketing operations. The acquisition of additional subsidiaries would also require additional capital.

     Torbay Holdings' ability to develop its operations is dependent upon its receiving additional capital financing. Torbay Holdings may raise capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. During April 2000, Torbay Holdings entered into a share purchase agreement with Douglaston Investments Limited, a finance and investment company. The agreement stipulates that an interest free open line of credit for up to $10,000,000 will be established for Torbay Holdings in exchange for an option to purchase 35% of its then issued and outstanding stock. Torbay Holdings believes that the line of credit will allow it to meet its working capital needs for the next twelve months. The option will be granted upon the date of the receipt of the funds. The option price is set at $2.85 per share and expires 90 days following the repayment of the credit provided.

LIQUIDITY AND CAPITAL RESOURCES

     Torbay Holdings, including its subsidiary Designer Appliances, has incurred start-up costs, including administrative costs and research and development costs. To date, Torbay Holdings has received funds from sales of its securities and from loans. It has primarily used the proceeds from the sale of the securities of Designer Appliances (prior to becoming a subsidiary) for payment of operating costs to date.

     Since inception, Torbay Holdings has received an aggregate of $600,000 from the sale of its securities. Designer Appliances issued a promissory note in an aggregate amount of $161,650 for the cost of purchasing the intellectual property rights to its products, which has been repaid in full by Torbay Holdings from subscription proceeds.

     Torbay Holdings had a net loss of $377,727 from operating activities for the period March 22, 1999 (inception) through December 31, 1999.

     The cash flow of Torbay Holdings from financing activities from inception to December 31, 1999 was primarily from the receipt of proceeds from sales of securities.

     The financial statements appearing elsewhere in this report have been prepared assuming that Torbay Holdings will continue as a going concern. Torbay Holdings' ability to continue its operations is dependent upon its receipt of revenues through sales of its products or through raising capital through debt or equity financing or borrowings.

     We believe that the $10,000,000 open line of credit will be sufficient to pay our currently anticipated expenses including payment of salaries, rent and payments to professionals and to continue our developmental and marketing operations for the next 12 months. If additional funds are required, Torbay Holdings will endeavor to sell additional securities. If sufficient additional funding is not acquired, alternative sources developed, or revenues from sales not received, we would be required to curtail our operations and there would be substantial doubt about our ability to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

     The consolidated audited financial statements for the period March 24, 1999 (inception) to December 31, 1999 are included in pages F-1 through F-13 of this Annual Report on Form 10-KSB. This includes the following financial statements:

     Report of Independent Auditors
     Consolidated Balance Sheets-- At December 31, 1999;
     Consolidated Statements of Operations-- Year Ended December 31, 1999; Consolidated Statements of Changes in Shareholders' Equity -- Year Ended December 31, 1999;
     Consolidated Statements of Cash Flows -- Year Ended December 31, 1999; and Notes to Consolidated Financial Statements -- Year Ended December 31, 1999

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF TORBAY HOLDINGS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to Torbay Holdings' directors and executive officers as of March 31, 2000:

NAME                                POSITION                                        TERM EXPIRES
Francis Guy Lewis Askham            Chairman and Director                           2000
Colin Peter Gervaise-Brazier        President, Chief Executive Officer and          2000
                                    Director
Alexander Gordon Lane               Secretary and Director                          2000
William Thomas Large                Vice President and Director                     2000

     Torbay Holdings currently has four directors. All directors hold office until the next annual meeting of stockholders and until their successors are elected. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed. Directors do not receive cash compensation for their services to Torbay Holdings as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

     Francis Guy Lewis Askham, 68, Chairman and a director of Torbay Holdings, has served in such capacities since October 1999. Mr. Askham is a Chartered Accountant and consultant, and continues in such capacities. Mr. Askham graduated from Hustpierpoint College, Sussex, England, and is a Fellow of the Fellow Institute of Chartered Accountants in England and Wales. Mr. Askham has also served as a director and chairman of Wilshaw plc since 1991, a director and deputy chairman of Southampton Leisure Holdings plc since January 1997, a director of GS Telecoms, Inc. since August 1999, a director of International Energy Group plc, and was formerly a director of Baldwin plc, M & W plc, and Rhino Group plc, all located in Great Britain and all of whose securities trade on the London Stock Exchange.

     Colin Peter Gervaise-Brazier, 56, President, Chief Executive Officer and a director of Torbay Holdings, has served in such capacities since September 1999. Mr. Gervaise-Brazier has been a retailing executive in Great Britain for over 25 years. From October 1995 until September 1999, Mr. Gervaise-Brazier was General Manager of Vale Garage, Ltd., the G.M. Vauxhall Motors franchise for the Isle of Guernsey. Mr. Gervaise-Brazier attended Elizabeth College, Guernsey, and also attended senior management courses at Vauxhall College, Luton, England. Since August 1999, Mr. Gervaise-Brazier has also been Chief Executive Officer and a director of GS Telecom Ltd., an electronic retailing company whose stock trades on the NASD Bulletin Board.

     Alexander Gordon Lane, 58, Secretary and a director of Torbay Holdings, has served in such capacities since October 1999. Mr. Lane has been a Financial Consultant since 1998 and continues in such capacity. Mr. Lane has been in the financial services business for over 30 years. From 1993 to 1998, he was a principal of Intercontinental Exchange Partners, New York, as a capital markets broker in the interest and foreign exchange areas. Mr. Lane has an aeronautics degree from Wandsworth Technical College in London.

     William Thomas Large, 44, has been Vice President and a director of Torbay Holdings since July 1999 and President of Designer Appliances since October 1998. From October 1996 until October 1998, Mr. Large was Chairman, Chief Executive Officer, a director and a major stockholder of DeltaTheta Ltd., a heating and cooling technology company in Cheshire, England. From February 1997 until September 1998, Mr. Large also served as a director of DeltaMonitor Ltd, a medical devices company in Cheshire, England. From December 1996 until June 1997, Mr. Large also served as a director of SoundAlert Ltd, a company that manufactured emergency vehicle sirens. From September 1994 until July 1996, Mr. Large was a director of AromaScan plc, a publicly-listed instrumentation and technology company in Cheshire, England. Mr. Large graduated from Manchester Metropolitan University, in Manchester, England, and is the author or co-author of eight articles and two books relating to biochemical analysis.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires that Torbay Holdings' directors, executive officers, and any person holding more than ten percent of Torbay Holdings common stock, file with the SEC reports of ownership changes, and that such individuals furnish Torbay Holdings with copies of the reports.

     Torbay Holdings believes that none of its executive officers and directors have complied with all Section 16(a) filing requirements applicable to them. Torbay Holdings is working with its executive officers and directors to ensure that each of them complies with his Section 16(a) filing obligations as soon as possible.

ITEM 10. EXECUTIVE COMPENSATION

SALARY COMPENSATION

     Mr. Askham currently receives no salary from Torbay Holdings. He will receive a salary of(pound)12,000 per year. He earns no other remuneration from Torbay Holdings or its subsidiary.

     Mr. Gervaise-Brazier's salary is(pound)60,000 per year. He earns no other remuneration from Torbay Holdings or its subsidiary.

     Mr. Lane currently receives no salary from Torbay Holdings, but receives $2,500 per month for out of pocket expenses associated with the use of his offices as temporary office space for Torbay Holdings and for the use of an automobile. Mr. Lane will receive a salary of $80,000 per year upon receipt of the funds under Torbay Holdings' $10,000,000 line of credit with Douglaston Investments.

     Mr. Large's salary is(pound)60,000 per year. He is eligible for a performance bonus of up to 100% of his base salary.

     The following table sets forth cash and noncash compensation for the fiscal year ended December 31, 1999 awarded to or earned by Colin Peter Gervaise-Brazier, President and Chief Executive Officer, and by William Thomas Large, Vice President. No other officer's total annual salary and bonus for 1999 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                      ANNUAL COMPENSATION
                                                       -------------------------------------------------
    NAME AND PRINCIPAL                                                                     ALL OTHER
         POSITIONS                           YEAR       SALARY($)         BONUS($)       COMPENSATION($)
------------------------------------        ------      ---------         --------      ----------------
Colin Peter Gervaise-Brazier,                1999         96,990             --                --
     President and Chief Executive
     Officer
William Thomas Large,                        1999         96,990              -(1)             --
     Vice President

----------
(1) Mr. Large is eligible for a performance-related bonus of up to 100% of his annual salary.

EMPLOYMENT AGREEMENTS

     Torbay Holdings has not entered into any employment agreements with its executive officers or other employees to date. Torbay Holdings may enter into employment agreements with them in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS OF TORBAY HOLDINGS

     The following table contains common stock ownership information for persons known to Torbay Holdings to "beneficially own" 5% or more of Torbay Holdings common stock as of March 31, 2000. In general, beneficial ownership includes those shares that a person has the power to vote, sell, or otherwise dispose. Beneficial ownership also includes that number of shares which an individual has the right to acquire within 60 days (such as stock options) of the date this table was prepared. Two or more persons may be considered the beneficial owner of the same shares. We obtained the information provided in the following table from filings with the SEC and with Torbay Holdings. In this Annual Report on Form 10-KSB, "voting power" is the power to vote or direct the voting of shares, and "investment power" includes the power to dispose or direct the disposition of shares.

NAME AND ADDRESS OF                                             AMOUNT AND NATURE OF
BENEFICIAL OWNER                                                BENEFICIAL OWNERSHIP               PERCENT(1)
---------------------------                                     --------------------               -------
Armadillo Worldwide Limited
  P.O. Box 313, Anson Court
  La Route des Camps                                               500,000                          9.71%
  St. Martins
  Guernsey, Channel Islands

INC Limited
  c/o Trident Corporate Services (Bahamas) Limited
  1st Floor, Kings Court
  Bay Street                                                       500,000                          9.71%
  P.O. Box N-3944
  Nassau, Bahamas

Direct Trustees Limited
  P.O. Box 307
  Guernsey GY1 3SH                                                 500,000                          9.71%
  United Kingdom

D.J. Limited
  10 Queen Street
  P.O. Box HM114                                                   500,000(2)                       9.71%
  Hamilton HMEX
  Bermuda

David G. Jones
  10 Queen Street
  P.O. Box HM 1154                                                 750,000(2)                      14.56%
  Hamilton HMEX
  Bermuda

Kevin W. Haddon-Harris
  48 Par La Ville Road                                             770,000(2)                      14.95%
  Hamilton, Bermuda HM11

Martyn Paul Trebert
  Pleinmont, Torteaval
  Guernsey, Channel Islands GY8 0P                                 508,000                          9.86%
  United Kingdom

Colin Peter Gervaise-Brazier
  President, Director
  La Belle Epoque
  Les Treacheries                                                  525,000(3)                      10.19%
  L'Islet St. Sampsons
  Guernsey, Channel Islands GY2 4SN

---------

(1)  Based upon 5,150,000 shares of common stock outstanding.
(2) Includes common stock underlying Series 1 Convertible Preferred Stock. The stated amount assumes conversion on a 1:1 ratio, and a then-outstanding capitalization of 5,850,000 common shares after conversion.
(3) Includes 150,000 shares owned by Colin Peter Gervaise-Brazier and 375,000 shares owned by Joanna Dorothy Gervaise-Brazier, Mr. Gervaise-Brazier's wife.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table shows the number of shares of Torbay Holdings common stock beneficially owned by each director, named executive officer and all directors and named executive officers of Torbay Holdings as a group, as of March 31, 2000. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock listed next to their name.

                                                                         AMOUNT AND NATURE       PERCENT OF
                                            POSITION WITH                   OF BENEFICIAL       COMMON STOCK
      NAME AND ADDRESS                      TORBAY HOLDINGS                    OWNERSHIP       OUTSTANDING (1)
---------------------------------          ---------------------         --------------------  ---------------
Francis Guy Lewis Askham
  Spinney Corner Church Lane
  Brashfield                                Chairman, Director                   50,000(2)            *
  Romsey Harris 505OQH
  United Kingdom

Colin Peter Gervaise-Brazier
  La Belle Epoque
  Les Treacheries                           President, Chief
  L'Islet St. Sampsons                      Executive Officer,                  525,000(3)           10.19%
  Guernsey,                                 Director
  Channel Islands GY2 4SN
  United Kingdom

Alexander Gordon Lane
  4 Milford Place                           Secretary, Director                  50,000               *
  Hempstead, New York 11550

William Thomas Large
  38 Chapel Lane
  Bucklow Hill, Knutsford                   Vice President,                     119,000(4)            2.03%
  Cheshire WA16 6RH                         Director
  United Kingdom

All Directors and Executive Officers as a                                       744,000(4)           12.72%
Group (4 persons)

---------------------
*    Less than one percent of the total outstanding shares of common stock.

(1)  Based upon 5,150,000 shares outstanding as of March 31, 2000.
(2)  Shares of common stock are directly owned by the individual.
(3) Includes 150,000 shares owned by Colin Peter Gervaise-Brazier and 375,000 shares owned by Joanna Dorothy Gervaise-Brazier, Mr. Gervaise-Brazier's wife.
(4) Includes the common stock underlying Series 1 Convertible Preferred Stock held in the amount of 107,000 shares individually by Mr. Large and 12,000 shares given by Mr. Large to his minor children. The amount stated assumes conversion on a 1:1 ratio, and an outstanding capitalization of 5,850,000 common shares after conversion. Each share of Series 1 Convertible Preferred Stock is convertible into ten shares of common stock of Torbay Holdings at such time or times, if any, that the subsidiary of Torbay Holdings, whose common shares were acquired in exchange for the Series 1 Convertible Preferred Stock, (Designer Appliances) has returned a net profit to Torbay Holdings of $1,000,000 in any one year within five years of issuance of such Series 1 Convertible Preferred Shares. In the event that after such five year term the Series 1 Convertible Preferred Shares have not been so converted, each share not then converted shall be automatically converted into one share of common stock of Torbay Holdings.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED TRANSACTIONS

     Pursuant to a Deed of Assignment of Intellectual Property Rights by William Thomas Large to Designer Appliances Ltd. dated June 10, 1999, Mr. Large assigned all of his right, title and interest in and to the design rights to the vacuum cleaner products, toaster, fan, kettle, space heater and heated hearth screen products now being developed by Torbay Holdings. Mr. Large's consideration for the assignment consisted of 20,000 shares of Series 1 Convertible Preferred Stock of Torbay Holdings, valued at (pound)20,000, and (pound)50,000 in cash to be paid within six months of the date thereof. At December 31, 1999, Designer Appliances owed (pound)8,000 of the (pound)50,000 to Mr. Large. The terms of the assignment were not the result of arms-length negotiations.

POSSIBLE CONFLICTS OF INTEREST

     Certain members of Torbay Holdings' management are also in management positions with other companies and currently devote less than their full time to the business of Torbay Holdings. There can be no assurance that devotion of less than their full time will not have an adverse effect on the business of Torbay Holdings. In addition, certain members of management may experience conflicts of interest with respect to allocation of business time among Torbay Holdings and any other companies in which they hold management positions. See "Directors and Executive Officers" herein.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following exhibits are either filed as part of this report or are incorporated herein by reference:

          2.1  Agreement  and  Plan  of  Merger   between   Torbay   Acquisition
               Corporation and Torbay Holdings, Inc.(1)

          3.1  Certificate  of  Incorporation  of  Torbay  Holdings,   Inc.,  as
               amended(1)

          3.2  By-Laws of Torbay Holdings, Inc.(1)

          4.1 Certificate of Designation with respect to Series 1 Convertible Preferred Stock of Torbay Holdings, Inc.(1)

          4.2  Form of Common Stock Certificate(2)

         10.1 Deed of Assignment of Intellectual Property Rights by W. Thomas Large to Designer Appliances Ltd. dated June 10, 1999(3)

         10.2 Agreement among Michael Beard, 3T Designs Ltd. and Designer Appliances Ltd. dated June 12, 1999 with respect to registered and unregistered design rights (2)

         10.3 Share Purchase Agreement between Torbay Holdings, Inc. and Douglaston Investments Limited

         21.1  Subsidiaries of Torbay Holdings, Inc.(3)

         27.1  Financial Data Schedule. (Filed in electronic format only)

----------------------

     (1) Incorporated herein by reference in the Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 1999.

     (2) Incorporated herein by reference in the Registration Statement on Form SB-2 (Registration No. 333-93847), filed with the Securities and Exchange Commission on December 30, 1999.
     (3) Incorporated herein by reference in Amendment No. 1 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on January 10, 2000.

(b)  Reports on Form 8-K.

     A Current Report on Form 8-K was filed with the Securities and Exchange Commission on November 12, 1999. An Amended Current Report on Form 8-K/A was also filed on January 10, 2000.

     This Form 10-KSB contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of Torbay Holdings, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, or the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from Torbay Holdings' operations and investments.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORBAY HOLDINGS, INC.

By: /s/Colin Peter Gervaise-Brazier
    ----------------------------------------
       President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   Name                                          Title                            Date
                   ----                                          -----                            ----

/s/Francis Guy Lewis Askham                       Chairman of the Board and                  May 10, 2000
------------------------------------------        a Director
Francis Guy Lewis Askham

/s/Colin Peter Gervaise-Brazier                   President, Chief Executive                 May 10, 2000
------------------------------------------        Officer and a Director
Colin Peter Gervaise-Brazier                      (principal executive officer)

/s/Alexander Gordon Lane                                                                     May 10, 2000
------------------------------------------        Secretary and a Director
Alexander Gordon Lane

/s/William Thomas Large                           Vice President and a                       May 10, 2000
------------------------------------------        Director (principal financial
William Thomas Large                              officer)


                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

                                    CONTENTS

      PAGE 2     INDEPENDENT AUDITORS' REPORT

      PAGE 3     CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999

      PAGE 4 CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE LOSS FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 1999

      PAGE 5 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 1999

      PAGE 6 CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 1999

      PAGE 7-12  NOTES TO CONSOLIDATED  FINANCIAL  STATEMENTS AS OF DECEMBER 31,
                 1999

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
Torbay Holdings, Inc. and Subsidiary
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Torbay Holdings, Inc. and Subsidiary (a development stage company) as of December 31, 1999 and the related consolidated statements of operations and other comprehensive loss, changes in stockholders' equity and cash flows for the period from March 24, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Torbay Holdings, Inc. and Subsidiary (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the period from March 24, 1999 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has accumulated losses of $377,727 since inception and has a working capital deficiency of $20,340. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 9. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 19, 2000

                     TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1999

                                     ASSETS

CURRENT ASSETS
  Cash                                                                                          $            11,690
  Due from attorney's escrow                                                                                  1,631
  Subscription receivable                                                                                    51,500
  Accounts receivable                                                                                           441
                                                                                                   ------------------
     Total current assets                                                                                    65,262
                                                                                                   ------------------

PROPERTY AND EQUIPMENT - NET                                                                                 42,598
                                                                                                   ------------------

OTHER ASSETS
  Deposits                                                                                                   15,000
  Intangible assets - net                                                                                   247,325
                                                                                                   ------------------
     Total other assets                                                                                     262,325
                                                                                                   ------------------

TOTAL ASSETS                                                                                    $           370,185
                                                                                                   ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                              $            64,964
  Due to related party                                                                                       12,932
  Obligations under capital lease                                                                             7,706
                                                                                                   ------------------
     Total current liabilities                                                                               85,602

LONG-TERM LIABILITES
  Obligations under capital leases                                                                           29,648
                                                                                                   ------------------
     TOTAL LIABILITIES                                                                                      115,250
                                                                                                   ------------------

STOCKHOLDERS' EQUITY

  Preferred stock, $.0001 par value, 20,000,000 shares authorized,
   700,000 Series 1 convertible shares issued and outstanding                                                    70
  Common stock, $.0001 par value, 100,000,000 shares authorized, 5,100,000
   shares issued and outstanding                                                                                510
  Additional paid-in capital                                                                                630,956
  Accumulated deficit during development stage                                                             (377,727)
  Accumulated other comprehensive income                                                                      1,126
                                                                                                   ------------------

     TOTAL STOCKHOLDERS' EQUITY                                                                             254,935
                                                                                                   ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $           370,185
                                                                                                   ==================


          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
        CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
       FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 1999


INCOME                                                                                     $                        -
                                                                                              ------------------------------

EXPENSES

   Accounting fees                                                                                                  50,357
   Consulting fees                                                                                                 198,978
   Depreciation and Amortization                                                                                    30,822
   Legal and professional                                                                                           45,920
   Other selling, general and administrative                                                                        51,650
                                                                                              ------------------------------

NET LOSS                                                                                                          (377,727)

OTHER COMPREHENSIVE INCOME
   Foreign currency translation gains                                                                                1,126
                                                                                              ------------------------------

COMPREHENSIVE LOSS                                                                         $                      (376,601)
                                                                                              ==============================

NET LOSS PER SHARE - BASIC AND DILUTED                                                     $                         (0.08)
                                                                                              ==============================

WEIGHTED AVERAGE NUMBER OF  SHARES OUTSTANDING
DURING  THE PERIOD - BASIC AND DILUTED                                                                          4,972,872
                                                                                              ==============================



          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 1999

                                                                                         Deficit
                                                                                        Accumulated Accumulated
                                                                           Additional      During      Other
                                      Preferred Stock    Common Stock        Paid-in   Development  Comprehensive
                                    Shares     Amount   Shares     Amount    Capital       Stage       Income        Total
                                    ------     ------  -------     ------    -------     ---------   ----------     -------
Issuance of common stock to
founder                                   --  $  --   5,000,000   $   500   $       --  $       --   $     --    $    500

Cancellation of original founder
shares                                    --     --  (5,000,000)     (500)          --          --         --        (500)

Issuance of preferred stock for
acquisition of subsidiary            700,000     70          --        --       31,098          --         --      31,168

Issuance of common stock for
cash and subscriptions                    --     --   4,850,000       485      599,515          --         --     600,000

Issuance of common stock in
connection with merger                    --     --     250,000        25          343          --         --         368

Foreign currency translation gain         --     --          --        --           --          --      1,126       1,126

Net loss for the period from
March 24, 1999 (inception) to
December 31, 1999                         --     --          --        --           --    (377,727)        --    (377,727)
                                  ----------   --------  ----------  -------   ----------  ---------- ---------  --------
BALANCE,
DECEMBER 31, 1999                    700,000  $  70   5,100,000   $   510   $  630,956  $ (377,727)  $  1,126    $254,935
                                  ==========  ========  ==========  ========   ==========  ========== ========== ========


          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 1999

    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                      $               (377,727)
       Adjustments to reconcile net loss to net cash used in operating
       Depreciation and amortization                                                                   30,822
       (Increase) decrease in:
       Attorney's escrow                                                                               (1,631)
       Accounts receivable                                                                               (441)
       Increase (decrease) in:
       Accounts payable                                                                                64,963
                                                                                        -----------------------
                                                                                        -----------------------
         Net cash used in operating activities                                                       (284,014)
                                                                                        -----------------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Deposit on potential investment                                                                (15,000)
       Purchase of property and equipment                                                             (45,939)
                                                                                        -----------------------
         Net cash used in investing activities                                                        (60,939)
                                                                                        -----------------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Obligations under capital leases                                                                37,354
       Proceeds from issuance of common stock                                                         548,868
       Due to related party                                                                           (69,055)
       Due to creditors                                                                              (161,650)
                                                                                        -----------------------
         Net cash provided by financing activities                                                    355,517
                                                                                        -----------------------

    EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                             1,126
                                                                                        -----------------------

    INCREASE IN CASH AND CASH EQUIVALENTS                                                              11,690

    CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                      -
                                                                                        -----------------------

    CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $                 11,690
                                                                                        =======================

    Cash paid during the period for:
      Interest                                                                       $                    964
                                                                                        =======================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In June 1999, DAL purchased all interests relating to the registered and unregistered design rights of certain products from an individual. DAL issued a promissory note for $161,650 in exchange for the rights (See paragraph one of Note 5). The note was paid in its entirety prior to December 31, 1999.

On June 10, 1999, DAL purchased intellectual property rights from a related party. DAL issued 20,000 shares of its common stock valued at $31,168 and a note payable in the amount of $81,987 (See paragraph two of Note 5). The Company has paid $69,055 on the note through December 31, 1999.

          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)  ORGANIZATION AND BUSINESS OPERATIONS

         Torbay  Holdings,  Inc.  (a  development  stage  company)  ("THI")  was incorporated in Delaware under the name Acropolis Acquisition Corporation on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.

         In July 1999, THI effected an Agreement and Plan of Reorganization whereby THI acquired all of the issued and outstanding securities of Designer Appliances Limited ("DAL"), a United Kingdom Corporation, in exchange for an aggregate of 700,000 shares of the Company's Series 1 Convertible Preferred Stock (See Note 8 (A)). As a result of the agreement, DAL became a wholly owned subsidiary of the Company. DAL has developed and intends to market household appliances designed to be attractive to a premium, upscale market.

         THI and DAL are herein referred to as (the "Company").

         On October 26, 1999, the Company entered into and consummated a merger agreement whereby the Company acquired all of the outstanding shares of common stock of Torbay Acquisition Corp. ("TAC") in exchange for 250,000 shares of its common stock. The acquisition was accounted for using the purchase method of accounting. At the time of the merger TAC was an inactive Delaware shell corporation and a reporting company under the Securities Exchange Act of 1934, as amended. The Company remained as the surviving entity and became the successor issuer pursuant to rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission.

         (B)  PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned active subsidiary DAL. All significant intercompany transactions and balances have been eliminated in consolidation.

         (C)  BASIS OF PRESENTATION

         The financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America. The
         basis of accounting differs from that used in the United Kingdom statutory financial statements of DAL. Adjustments are made to translate the statutory financial statements of DAL to United States Generally Accepted Accounting Principles. The financial statements are expressed in United States dollars. The functional currency of DAL is the British pound sterling (See Note 1 (J)).

         (D)  USE OF ESTIMATES

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

         (E)  CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         (F)  PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation for office equipment is provided using a declining balance method over the estimated useful lives of the assets of four years. Depreciation for motor vehicles is provided using the straight-line method over the estimated useful lives of the assets of four years.

         (G)  INTANGIBLES

         Intangible assets include interests relating to registered and unregistered design rights for certain products acquired from individuals. The intangible assets are being amortized over a ten-year period using the straight-line method.

         (H)  INCOME TAXES

         The Company accounts for income taxes under the Financial Accounting Standard Board Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (I)  RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement No. 137, establishes accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000. The Company believes that its adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

         (J)  FOREIGN CURRENCY TRANSLATION

         The functional currency of DAL is British pound sterling. Financial statements for this entity are translated into United States dollars at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred (See Note 1(K)).

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

         (K)  COMPREHENSIVE INCOME

         The Company accounts for Comprehensive Income under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997.

         The foreign currency translation gains (See Note 1(J)) resulting from the translation of the financial statements of DAL, expressed in British pound sterling, to United States dollars are reported as Other Comprehensive Income in the Statement of Operations and as Accumulated Other Comprehensive Income in Stockholders' Equity and in the Statement of Changes in Stockholders' Equity.

         (L)  LOSS PER SHARE

         Basic and diluted loss per common share for the period ended December 31, 1999 is computed based on the weighted average common shares outstanding during the year as defined by Statement of Financial Accounting Standards, No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized since the effect was anti-dilutive. At December 31, 1999, there were 700,000 preferred shares which were convertible to a maximum of 7,000,000 common shares that could potentially dilute future earnings per share (See Note 8
         (A)).

NOTE 2 - DUE FROM ATTORNEY'S ESCROW

         THI has yet to establish a bank account. The Company's attorney has been collecting and disbursing funds on behalf of the Company via an escrow account. As of December 31, 1999, the balance of the escrow account was $1,631 which represents the net of $495,700 of funds received for common stock issuances (See Note 8 (B)), $150,000 of funds disbursed for acquisition and registration costs, $12,669 of funds disbursed for accounting fees and $331,400 transferred to its subsidiary, DAL.

NOTE  3 - STOCK SUBSCRIPTION RECEIVABLE

         On July 23, 1999, the Company issued 4,850,000 common shared to individuals. The Company has received $548,500 ($495,700 through the attorney's escrow and $52,800 indirectly) towards this issuance and the remaining $51,500 is shown as a stock subscription receivable. This amount has been classified as a current asset, instead of a reduction of equity, since the funds were received in January 2000, prior to the issuance of the accompanying consolidated financial statements.

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1999 consists of the following:
          Office equipment                          $                   2,294
          Motor vehicles                                                3,637
          Motor vehicles under capital lease                           40,008
                                                         ---------------------
                                                                       45,939
           Less Accumulated depreciation                                3,341
                                                         ---------------------
                                                    $                  42,598
                                                         =====================

         Depreciation expense for the period ended December 31, 1999 was $3,341.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

NOTE 5 - INTANGIBLE ASSETS

         In June 1999, DAL, which was not a subsidiary of the Company at that time, entered into an agreement for the purchase of all interests relating to the registered and unregistered design rights of certain products. The total purchase price paid was $161,650, represented by a promissory note issued to the seller by DAL and acquired by the Company in the acquisition discussed in Note 1(A). The note was paid in its entirety prior to December 31, 1999 and the rights have been assigned to the Company.

         On June 10, 1999, DAL, which was not a subsidiary of the Company at that time, entered into an agreement with a related party for the purchase of intellectual property rights for certain products. The total purchase price for these rights was $113,155, which represented the original cost basis to the related party. DAL issued 20,000 shares of its common stock valued at $31,168 based on the par value, since no other basis for valuation existed, and a note payable in the amount of $81,987 to the seller (See Note 6). Pursuant to the acquisition discussed in Note 1(A), the Company acquired the note payable and issued preferred stock in exchange for the $31,168 of common stock (See
         Note 8 (A)).

         The cost of the above design rights and intellectual property rights are being amortized over a five-year period. Amortization expense for the period ended December 31, 1999 was $27,481.

NOTE 6 - NOTES PAYABLE

         The Company acquired an agreement and the related note payable of $81,987 (See paragraph two of Note 5). The Company has repaid $69,055 of this note and owes $12,932 as of December 31, 1999.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         (A)  CAPITAL LEASE AGREEMENTS

         The Company leases a vehicle under a capital lease. The agreement stipulates monthly installment payments for a 36-month period commencing in September 1999 with the last payment including a balloon payment. The ownership of the car will transfer to the Company at the end of the lease.

         Future minimum principal lease payments under capital leases are as follows at December 31:

              2000                                $                      7,706
              2001                                                       9,362
              2002                                                      20,286
                                                     --------------------------
                                                                        37,354
                Less current portion                                     7,706
                                                     --------------------------
                                                  $                     29,648
                                                     ==========================

         (B)  OPERATING LEASE AGREEMENTS

         The Company leases a vehicle under an operating lease. This lease has a remaining term expiring in September 2002. The Company's subsidiary leases office space under a month-to-month operating lease that can be curtailed given thirty days notice.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999



         Future minimum lease payments under operating leases are as follows at December 31:

                         2000                      $                     10,931
                         2001                                            10,931
                         2002                                             8,048
                                                      --------------------------
                                                   $                     29,910
                                                      ==========================

NOTE 8 - STOCKHOLDERS' DEFICIENCY

         (A)  PREFERRED STOCK

         The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

         The Company designated 700,000 shares of its preferred stock as "Series 1 Convertible Preferred Stock". The par value of the series is $.0001. Each share is convertible into ten shares of common stock of the Company at such time that the subsidiary of the Company, for which such shares were used for the acquisition thereof, has returned a net profit to the Company of $1,000,000 in any one year within five years of the issuance of such shares. In the event that after such five-year term the shares have not been converted, each share not converted shall be automatically converted into one share of common stock of the Company. Each share of the Series 1 stock is entitled to one vote on all matters on which such shareholders are lawfully entitled to vote and are not entitled to receive dividends.

         In July 1999, the Company issued 700,000 shares of Series 1 Convertible Preferred Stock valued at $31,168 pursuant to an Agreement and Plan of Reorganization with Designer Appliances Limited (See Notes 1(A) and 5).

         (B)  COMMON STOCK

         The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company originally issued 5,000,000 shares to TPG Capital Corporation in exchange for $500. They later cancelled those shares.

         On July 23, 1999, the Company issued 4,850,000 shares of common stock to various parties for gross proceeds of $600,000. At December 31, 1999, the Company had received funds of $548,500 towards the stock issuance. The remaining proceeds to be received are classified as a current stock subscription receivable asset of $51,500 (See Note 3). On October 26, 1999, the Company issued 250,000 shares of its common stock to TPG Capital Corporation in connection with the merger with Torbay Acquisition Corp. (See Note 1(A)).

NOTE 9 - GOING CONCERN

         As reflected in the accompanying financial statements, the Company had a net loss of $377,727 and a working capital deficiency of $20,340. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

         financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         Management's plans include obtaining an open line of credit up to $10,000,000 in exchange for an option to purchase shares (See Note 10).

NOTE 10 - SUBSEQUENT EVENTS

         During April 2000, the Company entered into a share purchase agreement with a finance and investment company. The agreement stipulates that an interest free open line of credit for up to $10,000,000 will be established for the Company in exchange for an option to purchase 35% of the then issued and outstanding stock of the Company. The option will be granted upon the date of the receipt of the funds. The option price is set at $2.85 per share and expires 90 days following the repayment of the credit provided.