Form 10QSB
period 2000-03-31
TORBAY HOLDINGS INC
filed 2000-05-19
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-QSB

         (Mark One)
         [X] QUARTERLY  REPORT  UNDER  SECTION  13 OR  15(D)  OF THE  SECURITIES
             EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

         For the transition period from           to


                         Commission file number 0-25417

                              TORBAY HOLDINGS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                  DELAWARE                                52-2143186
         (State or Other Jurisdiction of               (I.R.S. Employer
         Incorporation or Organization)               Identification No.)

                         MAISON SAUMAREZ, ROUTE DE COBO
                    (Address of Principal Executive Offices)
                                011-44-1481-46044
                (Issuer's Telephone Number, Including Area Code)
                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X   No
             ---    ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                           OUTSTANDING AT
                  CLASS                                      MAY 1, 2000
                  -----                                     -----------
         Common Stock, par value $.01                        5,150,000

         Transitional Small Business Disclosure Format (check one):

         Yes      No X
            ---     ---

                              TORBAY HOLDINGS, INC.

                FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  ----
Part I - FINANCIAL INFORMATION

Item 1.           Financial Statements............................................................................1

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................................6

Part II - OTHER INFORMATION

Item 1.           Legal Proceedings...............................................................................8

Item 2.           Changes in Securities and Use of Proceeds.......................................................8

Item 3.           Defaults Upon Senior Securities.................................................................8

Item 4.           Submission of Matters to a Vote of Security Holders.............................................8

Item 5.           Other Information...............................................................................8

Item 6.           Exhibits and Reports on Form 8-K................................................................8

Signatures........................................................................................................9


--------------------------------------------------------------------------------

Forward Looking Statements

         This Quarterly Report on Form 10-QSB contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of Torbay Holdings, Inc. that are subject to various factors discussed in Torbay Holdings' Registration Statement on Form SB-2 and in Torbay Holdings' Form 10-KSB for the year ended March 31, 1999 which could cause actual results to differ materially from these estimates.

--------------------------------------------------------------------------------

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS

 PAGE      1      INDEPENDENT ACCOUNTANTS' REPORT

 PAGE      2      CONSOLIDATED  BALANCE  SHEETS   AS   OF   MARCH  31,  2000 AND
                  DECEMBER 31, 1999

 PAGE      3      CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER  COMPREHENSIVE
                  LOSS FOR THE THREE MONTHS  ENDED  MARCH 31, 2000 AND  FOR  THE
                  PERIOD FROM MARCH 24, 1999 (INCEPTION) TO MARCH 31, 2000

 PAGE      4      CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS FOR THE THREE MONTHS
                  ENDED MARCH 31, 2000 AND FOR THE  PERIOD  FROM  MARCH 24, 1999
                  (INCEPTION) TO MARCH 31, 2000

 PAGE      5      NOTES TO CONSOLIDATED  FINANCIAL  STATEMENTS  AS  OF MARCH 31,
                  2000

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of:
 Torbay Holdings, Inc.


We have reviewed the accompanying consolidated balance sheet of Torbay Holdings, Inc. and Subsidiary (a development stage company) as of March 31, 2000 and the related consolidated statements of operations and cash flows for the three months then ended and for the period from March 24, 1999 (inception) to March 31, 2000. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company is a development stage company that has accumulated losses since inception of $453,042 and has a working capital deficiency of $43,946. These factors raise substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
May 15, 2000

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                                                                                                March 31, 2000
                                                                                           December 31, 1999     (Unaudited)
                                                                                           -----------------    --------------
                                     ASSETS

CURRENT ASSETS
   Cash                                                                                        $  11,690         $  38,430
   Due from attorney's escrow                                                                      1,631             1,631
   Subscription receivable                                                                        51,500             1,500
   Accounts receivable                                                                               441               436
                                                                                               ---------         ---------
     Total Current Assets                                                                         65,262            41,997
                                                                                               ---------         ---------

PROPERTY AND EQUIPMENT - NET                                                                      42,598            42,055
                                                                                               ---------         ---------

OTHER ASSETS
   Deposits                                                                                       15,000            15,000
   Intangible assets - net                                                                       247,325           237,173
                                                                                               ---------         ---------
     Total Other Assets                                                                          262,325           252,173
                                                                                               ---------         ---------

TOTAL ASSETS                                                                                   $ 370,185         $ 336,225
                                                                                               =========         =========

                       LIABILITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                            $  64,964         $  64,136
   Due to related parties                                                                         12,932                --
   Loans payable                                                                                      --            14,200
   Obligations under capital lease                                                                 7,706             7,607
                                                                                               ---------         ---------
     Total current liabilities                                                                    85,602            85,943

LONG TERM LIABILITIES
   Convertible loan payable                                                                           --            50,000
   Obligations under capital leases                                                               29,648            23,358
                                                                                               ---------         ---------
     TOTAL LIABILITIES                                                                           115,250           159,301
                                                                                               ---------         ---------

STOCKHOLDERS' EQUITY
   Preferred stock, $.0001 par value, 20,000,000 shares authorized, 700,000
    Series 1 convertible shares issued and outstanding                                                70                70
   Common stock, $.0001 par value, 100,000,000 shares authorized,
    5,100,000 issued and outstanding                                                                 510               510
   Additional paid-in capital                                                                    630,956           630,956
   Accumulated deficit during development stage                                                 (377,727)         (453,042)
   Accumulated other comprehensive income (loss)                                                   1,126            (1,570)
                                                                                               ---------         ---------
     TOTAL STOCKHOLDERS' EQUITY                                                                  254,935           176,924
                                                                                               ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $ 370,185         $ 336,225
                                                                                               =========         =========


          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND OTHER COMPREHENSIVE LOSS
                                    UNAUDITED


                                                                        MARCH 24, 1999      FOR THE THREE
                                                                        (INCEPTION) TO       MONTHS ENDED
                                                                        MARCH 31, 2000      MARCH 31, 2000
                                                                        --------------      --------------

INCOME                                                                   $        --         $        --
                                                                         -----------         -----------

EXPENSES

   Accounting fees                                                            60,772              10,415
   Consulting fees                                                           227,248              28,270
   Depreciation and Amortization                                              37,822               7,000
   Legal and professional                                                     64,400              18,480
   Other selling, general and administrative                                  62,800              11,150
                                                                         -----------         -----------

NET LOSS                                                                    (453,042)            (75,315)

OTHER COMPREHENSIVE INCOME/(LOSS)
   Foreign currency translation gains/(losses)                                (1,570)             (1,220)
                                                                         -----------         -----------

COMPREHENSIVE LOSS                                                       $  (454,612)        $   (76,535)
                                                                         ===========         ===========

NET LOSS PER SHARE - BASIC AND DILUTED                                   $     (0.27)        $     (0.02)
                                                                         ===========         ===========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING DURING THE PERIOD -
  BASIC AND DILUTED                                                      $ 1,689,008         $ 5,100,000
                                                                         ===========         ===========


          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     MARCH 24, 1999      FOR THE THREE
                                                                                     (INCEPTION) TO       MONTHS ENDED
                                                                                     MARCH 31, 2000      MARCH 31, 2000
                                                                                     --------------      --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                              $(453,042)         (75,315)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                            37,822            7,000
  (Increase) decrease in:
  Attorney's escrow                                                                        (1,631)              --
  Accounts receivable                                                                        (439)              --
  Increase (decrease) in:
  Accounts payable                                                                         64,552               --
                                                                                        ---------         --------
     Net cash used in operating activities                                               (352,738)         (68,315)
                                                                                        ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit on potential investment                                                         (15,000)              --
  Purchase of property and equipment                                                      (45,648)              --
                                                                                        ---------         --------
     Net cash used in investing activities                                                (60,648)              --
                                                                                        ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Obligations under capital leases                                                         31,167           (5,951)
  Proceeds from issuance of common stock                                                  598,868           50,000
  Due to related party                                                                     (2,016)         (13,049)
  Proceeds from convertible debt                                                           50,000           50,000
  Proceeds from loans                                                                      14,200           14,200
  Payment of notes payable                                                               (240,939)              --
                                                                                        ---------         --------
     Net cash provided by financing activities                                            451,280           95,200
                                                                                        ---------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                       536             (145)
                                                                                        ---------         --------

INCREASE IN CASH AND CASH EQUIVALENTS                                                      38,430           26,740

 CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                               --           11,690
                                                                                        ---------         --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                               $  38,430         $ 38,430
                                                                                        =========         ========

Cash paid during the period for:
Interest                                                                                $     964         $     --
                                                                                        =========         ========




          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2000

NOTE  1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

         It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

         In addition, the accompanying financial statements do not include the statement of operations or cash flows for the three months ended March 31, 1999 since the Company was inactive during this period.

         For  further  information,   refer  to  the  financial  statements  and
         footnotes included in the Company's Form 10-KSB for the year ended December 31, 1999.

NOTE 2 - CONVERTIBLE LOAN

         On March 23, 2000, the Company received a loan from a company in the amount of $50,000. The loan is repayable by March 23, 2003 and is convertible into shares of the Company's common stock at $1.50 per share. In lieu of interest the Company granted 50,000 warrants convertible at the rate of one warrant per one share of common stock at a price of $1.75 per share.

NOTE 3 - GOING CONCERN

         As reflected in the accompanying financial statements, the Company has accumulated losses of $453,042 since inception and a working capital deficiency of $43,946. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         Management's plans include obtaining an open line of credit up to $10,000,000 in exchange for an option to purchase shares (See Note 4).

NOTE 4 - SUBSEQUENT EVENTS

         During April 2000, the Company entered into a share purchase agreement with a finance and investment company. The agreement stipulates that an interest free open line of credit for up to $10,000,000 will be established for the Company in exchange for an option to purchase 35% of the then issued and outstanding stock of the Company. The option will be granted upon the date of the receipt of the funds. The option price is set at $2.85 per share and expires 90 days following the repayment of the credit provided. The line of credit has not been established through the date of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Torbay Holdings is a development stage company created to act as a holding company for late- stage developmental, or early-stage commercial, companies with opportunities in niche markets. Torbay Holdings currently owns one subsidiary, Designer Appliances Ltd., and is actively seeking additional acquisitions. However, no such acquisitions will be completed until Torbay Holdings raises additional capital sufficient to finance the operations of newly acquired subsidiaries.

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

LIQUIDITY AND CAPITAL RESOURCES

         Torbay Holdings, including its subsidiary Designer Appliances, has incurred start-up costs, including administrative costs and research and development costs. To date, Torbay Holdings has received funds from sales of its securities and from loans to pay its operating costs.

         Since inception, Torbay Holdings has received an aggregate of $600,000 from the sale of its securities. Designer Appliances issued a promissory note in an aggregate amount of $161,650 for the cost of purchasing the intellectual property rights to its products, which has been repaid in full by Torbay Holdings from subscription proceeds.

         On March 23, 2000 Torbay Holdings received a loan from DJ Limited, a principal shareholder of Torbay Holdings, in the amount of $50,000. The loan is repayable by March 23, 2003 and is convertible into shares of Torbay Holdings' common stock at $1.50 per share. In lieu of interest, Torbay Holdings granted warrants to purchase 50,000 shares of common stock at a price of $1.75 per share. The warrants expire on March 23, 2003.

         Torbay Holdings incurred a loss of $75,315 from operating activities for the three months ended March 31, 2000 and has accumulated losses of $453,042 since inception.

         The cash flow of Torbay Holdings from financing activities for the three months ended March 31, 2000 was primarily from the payment of a subscription receivable from the sale of securities during fiscal year 1999 and the convertible note with DJ Limited.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibit 27 - Financial Data Schedule*
                  (b)      Reports on Form 8-K
                           None

         *Submitted only with filing in electronic format.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TORBAY HOLDINGS, INC.


/s/William Thomas Large       Vice President and a                 May 19, 2000
---------------------------   Director (principal financial
William Thomas Large          officer)