Form 10QSB/A
period 1999-03-31
TORBAY HOLDINGS INC
filed 2000-07-27
CIK 1078724

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO

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

                         TORBAY ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS




    PAGE           1            BALANCE SHEETS AS OF MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998

    PAGE           2            STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
                                FOR THE PERIOD FROM JUNE 2, 1998 (INCEPTION) TO MARCH 31, 1999 (UNAUDITED)

    PAGE           3            STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
                                FOR THE PERIOD FROM JUNE 2, 1998 (INCEPTION) TO MARCH 31, 1999 (UNAUDITED)

    PAGE           4            NOTES TO FINANCIAL STATEMENTS

                         TORBAY ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                   ASSETS

                                                                                             MARCH 31, 1999
                                                                        DECEMBER 31, 1998      (UNAUDITED)
                                                                        -----------------   -----------------
Cash                                                                    $             500   $             452
                                                                        -----------------   -----------------

TOTAL ASSETS                                                            $             500   $             452
                                                                        =================   =================



                                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                                             $             --    $              --
                                                                        -----------------   -----------------

STOCKHOLDERS' EQUITY

   Preferred stock, $0.0001 par value, 20,000,000 shares  authorized,
   none issued and outstanding                                                         --                  --
   Common stock, $0.0001 par value, 100,000,000 shares  authorized,
     5,000,000 issued and outstanding                                                 500                 500
   Accumulated deficit during development stage                                        --                 (48)
                                                                        -----------------   -----------------

TOTAL STOCKHOLDERS' EQUITY                                                            500                 452
                                                                        -----------------   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $             500   $             452
                                                                        =================   =================






                 See accompanying notes to financial statements

                         TORBAY ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                                JUNE 2, 1998                    FOR THE THREE
                                                                               (INCEPTION) TO                    MONTHS ENDED
                                                                               MARCH 31, 1999                   MARCH 31, 1999
                                                                         --------------------------      --------------------------
REVENUES                                                                 $                      --       $                      --
                                                                         --------------------------      --------------------------

EXPENSES

   Bank charges                                                                                 48                              48
                                                                         --------------------------      --------------------------

NET LOSS                                                                 $                     (48)      $                      (48)
--------                                                                 ==========================      ==========================

   Net loss per share - basic and diluted                                $                      --       $                       --
                                                                         ==========================      ==========================

   Weighted average number of shares outstanding  during the
   period - basic and diluted                                                            1,788,079                       5,000,000
                                                                         ==========================      ==========================







                 See accompanying notes to financial statements

                         TORBAY ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                           JUNE 2, 1998                      FOR THE THREE
                                                                          (INCEPTION) TO                      MONTHS ENDED
                                                                          MARCH 31, 1999                     MARCH 31, 1999
                                                                   ------------------------------     ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                        $                         (48)     $                         (48)
   Adjustments to reconcile net loss to net cash used  in
    in operating activities                                                                   --                                 --
                                                                   ------------------------------     ------------------------------
   NET CASH USED IN OPERATING ACTIVITIES                                                     (48)                               (48)
                                                                   ------------------------------     ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                                    500                                 --
                                                                   ------------------------------     ------------------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 500                                 --
                                                                   ------------------------------     ------------------------------

NET INCREASE IN CASH                                                                         452                                (48)

CASH AND CASH EQUIVALENTS -
 BEGINNING                                                                                    --                                500
                                                                   ------------------------------     ------------------------------

CASH AND CASH EQUIVALENTS -
 ENDING                                                            $                         452      $                         452
                                                                   ==============================     ==============================




                 See accompanying notes to financial statements

                         TORBAY ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 1999

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)      BASIS OF PRESENTATION

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

                  It is management's opinion however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

                  In addition, the accompanying financial statements do not include the statement of operations or cash flows for the three months ended March 31, 1998 since the Company was not incorporated until June 2, 1998.

                  For further information, refer to the financial statements and footnotes included in the Company's Form 10-SB/A for the year ended December 31, 1998.

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

                                          TORBAY ACQUISITION CORPORATION



                                          By:   /s/ William Thomas Large
                                              -------------------------------
                                              William Thomas Large, President

Dated: July 20,2000