Form 10QSB/A
period 1999-06-30
TORBAY HOLDINGS INC
filed 2000-07-27
CIK 1078724

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
          CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

                CLASS                                         OUTSTANDING AT
                                                              JUNE 30, 1999

     COMMON STOCK, PAR VALUE $0.0001                            5,000,000

                         TORBAY ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS

    PAGE           1            BALANCE SHEETS AS OF JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

    PAGE           2            STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE
                                30, 1999 AND FOR THE PERIOD FROM JUNE 2, 1998 (INCEPTION) TO JUNE 30,
                                1999 (UNAUDITED)

    PAGE           3            STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND FOR
                                THE PERIOD FROM JUNE 2, 1998 (INCEPTION) TO JUNE 30, 1999 (UNAUDITED)


    PAGE           4            NOTES TO FINANCIAL STATEMENTS

                         TORBAY ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                     ASSETS

                                                                                                             JUNE 30, 1999
                                                                           DECEMBER 31, 1998                  (UNAUDITED)
                                                                           ------------------                --------------
Cash                                                                        $           500                   $        428
                                                                           ------------------                --------------
TOTAL ASSETS                                                                $           500                   $        428
------------                                                               ==================                ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                                                 $            --                   $         --
                                                                           ------------------                --------------
STOCKHOLDERS' EQUITY

   Preferred stock, $0.0001 par value, 20,000,000 shares  authorized,
   none issued and outstanding                                                           --                             --
   Common stock, $0.0001 par value, 100,000,000 shares  authorized,
   5,000,000 issued and outstanding                                                     500                           (500)
   Accumulated deficit during development stage                                          --                            (72)
                                                                           ------------------                --------------

TOTAL STOCKHOLDERS' EQUITY                                                              500                            428
                                                                           ------------------                --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $           500                   $        428
------------------------------------------                                 ==================                ==============



                 See accompanying notes to financial statements

                         TORBAY ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       JUNE 2, 1998               THREE MONTHS                 SIX MONTHS
                                                      (INCEPTION) TO                  ENDED                       ENDED
                                                       JUNE 30, 1999              JUNE 30, 1999               JUNE 30, 1999
                                                   ----------------------     ----------------------     ----------------------
REVENUES                                            $                --        $               --         $                --
                                                   ----------------------     ----------------------     ----------------------
EXPENSES

   Bank charges                                                      72                        24                          72
                                                   ----------------------     ----------------------     ----------------------
NET LOSS                                            $               (72)       $              (24)        $               (72)
--------                                           ======================     ======================     ======================

   Net loss per share -
    basic and diluted                               $                --        $               --         $                --
                                                   ======================     ======================     ======================
   Weighted average number of  shares
   outstanding during the  period - basic
   and diluted                                                 2,531,807                  5,000,000                  5,000,000
                                                   ======================     ======================     ======================





                 See accompanying notes to financial statements

                         TORBAY ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             JUNE 2, 1998                FOR THE SIX
                                                                           (INCEPTION) TO                MONTHS ENDED
                                                                            JUNE 30, 1999                JUNE 30, 1999
                                                                       ------------------------    ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                             $                (72)       $                   (72)
   Adjustments to reconcile net loss to net cash used in
    operating activities                                                                  --                             --
                                                                       ------------------------    ---------------------------
   NET CASH USED IN OPERATING ACTIVITIES                                                 (72)                           (72)
                                                                       ------------------------    ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of common stock                                                500                              --
                                                                       ------------------------    ---------------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                             500                              --
                                                                       ------------------------    ---------------------------

NET INCREASE IN CASH                                                                     428                            (72)

CASH AND CASH EQUIVALENTS -
 BEGINNING                                                                                --                            500
                                                                       ------------------------    ---------------------------
CASH AND CASH EQUIVALENTS -
 ENDING                                                                 $                428                            428
-------                                                                ========================    ===========================






                 See accompanying notes to financial statements

                         TORBAY ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999


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

         In addition, the accompanying financial statements do not include the statement of operations or cash flows for the three months and six months ended June 30, 1998 since the Company was completely inactive through June 30, 1998.

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

Dated: July 20, 2000