Form 10QSB/A
period 1999-09-30
TORBAY HOLDINGS INC
filed 2000-07-27
CIK 1078724

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


                         PART I -- FINANCIAL INFORMATION

                         TORBAY ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS


    PAGE           1            BALANCE SHEETS AS OF SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

    PAGE           2            STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED
                                SEPTEMBER 30, 1999 AND FOR THE PERIOD FROM JUNE 2, 1998 (INCEPTION)
                                TO SEPTEMBER 30, 1999 (UNAUDITED)

    PAGE           3            STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                AND FOR THE PERIOD FROM JUNE 2, 1998 TO (INCEPTION) TO SEPTEMBER 30, 1999 (UNAUDITED)

    PAGE           4            NOTES TO FINANCIAL STATEMENTS

                         TORBAY ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                           ASSETS

                                                                                 SEPTEMBER 30, 1999
                                                            DECEMBER 31, 1998        (UNAUDITED)
                                                           -------------------   -------------------
Cash                                                       $               500   $               380
                                                           -------------------   -------------------

TOTAL ASSETS                                               $               500   $               380
                                                           ===================   ===================



                            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                                $                --   $                --
                                                           -------------------   -------------------

STOCKHOLDERS' EQUITY

   Preferred stock, $0.0001 par value, 20,000,000 shares
    authorized, none issued and outstanding                                 --                    --
   Common stock, $0.0001 par value, 100,000,000 shares
    authorized, 5,000,000 issued and outstanding                           500                   500
   Accumulated deficit during development stage                             --                  (120)
                                                           -------------------   -------------------

TOTAL STOCKHOLDERS' EQUITY                                                 500                   380
                                                           -------------------   -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $               500   $               380
                                                           ===================   ===================



                 See accompanying notes to financial statements

                         TORBAY ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                JUNE 2, 1998                   THREE MONTHS                   NINE MONTHS
                                                 (INCEPTION)                       ENDED                         ENDED
                                              TO SEPTEMBER 30, 1999          SEPTEMBER 30, 1999           SEPTEMBER 30, 1999
                                            --------------------------    -------------------------    --------------------------
REVENUES                                    $                       --    $                      --    $                       --
                                            --------------------------    -------------------------    --------------------------

EXPENSES

   Bank charges                                                    120                           48                           120
                                            --------------------------    -------------------------    --------------------------

NET LOSS                                    $                     (120)   $                     (48)   $                     (120)
                                            ==========================    =========================    ==========================

   Net loss per share -
    basic and diluted                       $                       --    $                      --    $                       --
                                            ==========================    =========================    ==========================

   Weighted average number of  shares
   outstanding during the  period -
   basic and diluted                                         3,000,000                   5,000,000                      5,000,000
                                            ==========================    =========================    ==========================




                 See accompanying notes to financial statements

                         TORBAY ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       JUNE 2, 1998                     FOR THE NINE
                                                                      (INCEPTION) TO                    MONTHS ENDED
                                                                    SEPTEMBER 30, 1999               SEPTEMBER 30, 1999
                                                                ----------------------------    ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                     $                      (120)    $                       (120)
   Adjustments to reconcile net loss to net cash  used in
    operating activities                                                                 --                               --
                                                                ----------------------------    ----------------------------
   NET CASH USED IN OPERATING ACTIVITIES                                               (120)                            (120)
                                                                ----------------------------    ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                               500                               --
                                                                ----------------------------    ----------------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                            500                               --
                                                                ----------------------------    ----------------------------

NET INCREASE IN CASH                                                                    380                             (120)

CASH AND CASH EQUIVALENTS -
 BEGINNING                                                                              --                               500
                                                                ----------------------------    ----------------------------

CASH AND CASH EQUIVALENTS -
 ENDING                                                         $                       380                              380
                                                                ============================    ============================




                 See accompanying notes to financial statements

                         TORBAY ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999

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

                  In addition, the accompanying financial statements do not include the statement of operations or cash flows for the three months and nine months ended September 30, 1998 since the Company was completely inactive through September 30, 1998.

                  For further information, refer to the financial statements and footnotes included in the Company's Form 10-SB/A for the year ended December 31, 1998.

NOTE 2   SUBSEQUENT EVENTS

         On October 26, 1999 all of the outstanding shares of the Company were purchased by Torbay Holdings, Inc. in exchange for 250,000 of Torbay Holdings, Inc.'s common stock. The acquisition was accounted for using the purchase method of accounting. Torbay Holdings, Inc. remained as the surviving entity and became the successor issuer pursuant to rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission.

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

                                       TORBAY ACQUISITION CORPORATION




                                       By:      /s/ William Thomas Large
                                           --------------------------------
                                            William Thomas Large, President

Dated:  July 20, 2000