Form 10QSB
period 2000-06-30
TORBAY HOLDINGS INC
filed 2000-08-14
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           ---------------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR L5(D) OF THE EXCHANGE ACT

For the transition period from __________________ to ________________

                         Commission file number 0-25417

                              TORBAY HOLDINGS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

         DELAWARE                                       52-2143186
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

                         MAISON SAUMAREZ, ROUTE DE COBO
                 CASTEL, GUERNSEY, C.I. GY5 7RZ, UNITED KINGDOM
                    (Address of Principal Executive Offices)
                                011 44 1481 46044
                (Issuer's Telephone Number, Including Area Code)
                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes X   No
            ---     ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                      OUTSTANDING AT
            CLASS                                     JUNE 30, 2000
            -----                                     -------------
   Common Stock, par value $.0001                       5,100,000

   Transitional Small Business Disclosure Format (check one):

   Yes      No X
      ----    ----

                              TORBAY HOLDINGS, INC.

                 FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                                             PAGE
                                                                                            ------
Part I - FINANCIAL INFORMATION

Item 1.       Financial Statements.............................................................1

Item 2.       Management's Discussion and Analysis.............................................7

Part II - OTHER INFORMATION

Item 1.       Legal Proceedings................................................................9

Item 2.       Changes in Securities and Use of Proceeds........................................9

Item 3.       Defaults Upon Senior Securities..................................................9

Item 4.       Submission of Matters to a Vote of Security Holders..............................9

Item 5.       Other Information................................................................9

Item 6.       Exhibits and Reports on Form 8-K.................................................9

Signatures


---------------------------------------------

Forward Looking Statements

     This Quarterly Report on Form 10-QSB contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of Torbay Holdings, Inc. that are subject to various factors discussed in Torbay Holdings' Registration Statement on Form SB-2 and in Torbay Holdings' Form 10-KSB for the year ended December 31, 1999 which could cause actual results to differ materially from these estimates.

---------------------------------------------

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                 CONTENTS
                                 --------

PAGE       1     INDEPENDENT ACCOUNTANTS' REPORT

PAGE       2     CONSOLIDATED BALANCE SHEETS AS JUNE 30, 2000
                 (UNAUDITED) AND DECEMBER 31, 1999

PAGE       3     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
                 LOSS FOR THE THREE MONTHS AND SIX MONTHS ENDED
                 JUNE 30, 2000 AND FOR THE PERIOD FROM MARCH 24, 1999
                 (INCEPTION) TO JUNE 30, 2000 (UNAUDITED)

PAGE       4     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                 THE THREE MONTHS AND SIX MONTHS ENDED JUNE
                 30, 2000 AND FOR THE PERIOD FROM MARCH 24, 1999
                 (INCEPTION) TO JUNE 30, 2000 (UNAUDITED)

PAGE       5 - 6 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF JUNE 30, 2000 (UNAUDITED)

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of:
 Torbay Holdings, Inc.


We have reviewed the accompanying consolidated balance sheet of Torbay Holdings, Inc. and Subsidiary (a development stage company) as of June 30, 2000 and the related consolidated statements of operations and comprehensive loss, and cash flows for the three months and six months then ended and for the period from March 24, 1999 (inception) to June 30, 2000. These consolidated financial statements are the responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company is a development stage company that has accumulated losses since inception of $606,087 and has a working capital deficiency of $182,738. These factors raise substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
August 10, 2000

                                       TORBAY HOLDINGS, INC. AND SUBSIDIARY
                                           (A DEVELOPMENT STAGE COMPANY)
                                            CONSOLIDATED BALANCE SHEETS

                                                                                                JUNE 30, 2000           DECEMBER 31,
                                                                                                 (UNAUDITED)                1999
                                                                                              -------------------     -------------
                                     ASSETS
CURRENT ASSETS
   Cash                                                                                           $   8,035               $  11,690
   Due from attorney's escrow                                                                         1,631                   1,631
   Subscription receivable                                                                            1,500                  51,500
   Accounts receivable                                                                                  415                     441
                                                                                                  ---------               ---------
     Total Current Assets                                                                            11,581                  65,262
                                                                                                  ---------               ---------

PROPERTY AND EQUIPMENT - NET                                                                         38,416                  42,598
                                                                                                  ---------               ---------

OTHER ASSETS
   Deposits                                                                                          15,000                  15,000
   Intangible assets - net                                                                          206,489                 247,325
                                                                                                  ---------               ---------
     Total Other Assets                                                                             221,489                 262,325
                                                                                                  ---------               ---------

TOTAL ASSETS                                                                                      $ 271,486               $ 370,185
                                                                                                  =========               =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                               $  72,881               $  64,964
   Loan payable - line of credit                                                                    100,000                      --
   Due to related parties                                                                            14,200                  12,932
   Obligations under capital lease                                                                    7,238                   7,706
                                                                                                  ---------               ---------
     Total current liabilities                                                                      194,319                  85,602
                                                                                                  ---------               ---------

LONG TERM LIABILITIES
   Convertible loan payable                                                                          50,000                      --
   Obligations under capital leases                                                                  13,522                  29,648
                                                                                                  ---------               ---------
     TOTAL LIABILITIES                                                                              257,841                 115,250
                                                                                                  ---------               ---------

STOCKHOLDERS' EQUITY
   Preferred stock, $.0001 par value, 20,000,000 shares authorized, 700,000 Series 1
    convertible shares issued and outstanding                                                           70                      70
  Common stock, $.0001 par value, 100,000,000 shares authorized, 5,100,000 issued and
    outstanding                                                                                         510                     510
   Additional paid-in capital                                                                       630,956                 630,956
   Accumulated deficit during development stage                                                    (606,087)               (377,727)
   Accumulated other comprehensive income (loss)                                                    (11,804)                  1,126
                                                                                                  ---------               ---------
     TOTAL STOCKHOLDERS' EQUITY                                                                      13,645                 254,935
                                                                                                  ---------               ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $ 271,486               $ 370,185
                                                                                                  =========               =========

          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                                                                   FOR THE PERIOD
                                                                          FOR THE THREE         FOR THE SIX        FROM MARCH 24,
                                                                           MONTHS ENDED         MONTHS ENDED       1999 (INCEPTION)
                                                                          JUNE 30, 2000         JUNE 30, 2000      TO JUNE 30, 2000
                                                                          -------------        --------------      ----------------
INCOME                                                                     $        --           $        --          $        --
                                                                           -----------           -----------          -----------

EXPENSES
  Consulting and directors fees                                                 88,398               116,668              315,646
  Depreciation and amortization                                                 21,335                28,335               59,157
  Legal and professional fees                                                   28,035                56,930              153,207
  Other selling, general and administrative                                     15,277                26,427               78,077
                                                                           -----------           -----------          -----------

TOTAL EXPENSES                                                                 153,045               228,360              606,087
                                                                           -----------           -----------          -----------

NET LOSS                                                                      (153,045)             (228,360)            (606,087)

OTHER COMPREHENSIVE INCOME/(LOSS)
  Foreign currency translation gains/(losses)                                   37,318                36,098              (11,804)
                                                                           -----------           -----------          -----------

COMPREHENSIVE LOSS                                                         $  (115,727)          $  (192,262)         $  (617,891)
                                                                           ===========           ===========          ===========

Net loss per common share - basic and diluted                              $     (0.03)          $     (0.04)         $     (0.43)
                                                                           ===========           ===========          ===========
Weighted average number of common shares outstanding - basic
  and diluted                                                                5,100,000             5,100,000            1,406,789
                                                                           ===========           ===========          ===========

        See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                  CUMULATIVE FROM
                                                                           FOR THE THREE          FOR THE SIX      MARCH 24, 1999
                                                                            MONTHS ENDED          MONTHS ENDED  (INCEPTION) TO JUNE
                                                                           JUNE 30, 2000         JUNE 30, 2000          30, 2000
                                                                          -----------------     --------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                                                $   (153,045)        $   (228,360)     $   (606,087)
  Adjustments to reconcile net loss to net cash used in operating
  Depreciation and amortization                                                    21,335               28,335            58,266
  (Increase) decrease in:
  Attorney's escrow                                                                    --                   --            (1,631)
  Accounts receivable                                                                  --                   --              (439)
  Increase (decrease) in:
  Accounts payable                                                                 11,771               11,771            60,272
                                                                                ---------            ---------         ---------
     Net cash used in operating activities                                       (119,939)            (188,254)         (489,619)
                                                                                ---------            ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit on potential investment                                                      --                   --           (15,000)
  Purchase of property and equipment                                                   --                   --           (44,612)
                                                                                ---------            ---------         ---------
     Net cash used in investing activities                                             --                   --           (59,612)
                                                                                ---------            ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Obligations under capital leases                                                (8,700)             (14,516)           21,759
   Proceeds from issuance of common stock                                              --               50,000           598,868
  Due to related party                                                                 --              (14,093)          (11,459)
  Proceeds from convertible debt                                                       --               50,000            50,000
  Proceeds from line of credit and related party loans                            100,000              114,200           114,200
  Payment of notes payable                                                             --                   --          (235,469)
                                                                                ---------            ---------         ---------
     Net cash provided by financing activities                                     91,300              185,591           537,899
                                                                                ---------            ---------         ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            (1,756)                (992)           19,367
                                                                                ---------            ---------         ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (30,395)              (3,655)            8,035

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                    38,430               11,690                --
                                                                                ---------            ---------         ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $      8,035         $      8,035      $      8,035
                                                                                =========            =========         =========
Cash paid during the period for:
  Interest                                                                   $         --         $         --      $        964
                                                                                =========            =========         =========


        See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

NOTE 1    BASIS OF PRESENTATION

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

NOTE 2    LOANS PAYABLE - LINE OF CREDIT

          In April 2000, the Company entered into a line of credit agreement with a related party stockholder. Under the terms of the agreement the related party will provide the Company with up to $200,000 in operating funds, to be repaid by the third anniversary of the draw down of such funds. The loan bears no interest and in lieu thereof, the lender shall be issued 100,000 warrants to acquire 100,000 shares of the Company's stock at $2.00 per share. Additionally, the agreement provides that the lender may elect to convert said loan into shares of the Company's stock at $1.00 per share. At June 30, 2000, the Company had borrowed $100,000 against this line of credit which is shown as a loan payable.

NOTE 3    CONVERTIBLE LOAN

          On March 23, 2000, the Company received a loan from a company in the amount of $50,000. The loan is repayable by March 23, 2003 and is convertible into shares of the Company's common stock at $1.50 per share. In lieu of interest the Company granted 50,000 warrants convertible at the rate of one warrant per one share of common stock at a price of $1.75 per share.

NOTE 4    COMMITMENTS AND CONTINGENCIES

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

NOTE 5    GOING CONCERN

          As reflected in the accompanying financial statements, the Company has accumulated losses of $606,087 since inception and a working capital deficiency of $182,738. The ability of the company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

     Torbay Holdings incurred a loss of $153,045 and $228,360 from operating activities for the three and six months ended June 30, 2000, respectively and has accumulated losses of $606,087 since inception.

     The cash flow of Torbay Holdings from financing activities for the six months ended June 30, 2000 was primarily from the payment of a subscription receivable from the sale of securities during fiscal year 1999 and the convertible note with DJ Limited.

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

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, therunto duly authorized.

TORBAY HOLDINGS, INC.

By:      /s/ William Thomas Large
         ----------------------------
         William Thomas Large
         President and Chief Executive Officer






Date:    August 14, 2000