Form 10KSB/A
period 1999-12-31
TORBAY HOLDINGS INC
filed 2000-08-28
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 AMENDMENT NO. 1

                                       TO

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

LIQUIDITY AND CAPITAL RESOURCES

     Torbay Holdings, including its subsidiary Designer Appliances, has incurred start-up costs, including administrative costs and research and development costs. As of December 31, 1999, Torbay Holdings had not established a bank account because it and its subsidiary, Designer Appliances, had focused on organizational activities and research and development of Torbay Holdings' products and marketing strategies and had not yet commenced operations as of that date. In lieu of a bank account, costs and expenses had been disbursed on behalf of Torbay Holdings through an attorney escrow account. As of December 31, 1999, the balance of the escrow account was $1,631 which represents the net of $495,700 of funds received for common stock issuances, $150,000 of funds disbursed for consulting, acquisition and registration costs, $12,669 of funds disbursed for accounting fees and $331,400 transferred to Designer Appliances as working capital used in conducting its operations. As of the date of this report, the Company has opened bank accounts and is no longer utilizing the attorney escrow account to collect or disburse funds on its behalf.


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

          3.2  By-Laws of Torbay Holdings, Inc.(1)

          4.1 Certificate of Designation with respect to Series 1 Convertible Preferred Stock of Torbay Holdings, Inc.(1)

          4.2  Form of Common Stock Certificate(2)

         10.1 Deed of Assignment of Intellectual Property Rights by W. Thomas Large to Designer Appliances Ltd. dated June 10, 1999(3)

         10.2 Agreement among Michael Beard, 3T Designs Ltd. and Designer Appliances Ltd. dated June 12, 1999 with respect to registered and unregistered design rights (2)

         10.3 Share Purchase Agreement between Torbay Holdings, Inc. and Douglaston Investments Limited (4)

         21.1  Subsidiaries of Torbay Holdings, Inc.(3)

         27.1  Financial Data Schedule. (Filed in electronic format only) (4)

----------------------

     (1) Incorporated herein by reference in the Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 1999.

     (2) Incorporated herein by reference in the Registration Statement on Form SB-2 (Registration No. 333-93847), filed with the Securities and Exchange Commission on December 30, 1999.
     (3) Incorporated herein by reference in Amendment No. 1 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on January 10, 2000.
     (4) Incorporated herein by reference in the initial filing of this Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on May 12, 2000.

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

TORBAY HOLDINGS, INC.

By: /s/ William Thomas Large
    ----------------------------------------
        President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   Name                                          Title                            Date
                   ----                                          -----                            ----

/s/Francis Guy Lewis Askham                       Chairman of the Board and                  August 25, 2000
------------------------------------------        a Director
Francis Guy Lewis Askham


/s/ Colin Peter Gervaise-Brazier                  Director                                   August 25, 2000
-----------------------------------------
Colin Peter Gervaise-Brazier

/s/Alexander Gordon Lane                                                                     August 25, 2000
------------------------------------------        Secretary and a Director
Alexander Gordon Lane

/s/William Thomas Large                           President, Chief Executive Officer and a   August 25, 2000
------------------------------------------        Director (principal executive officer and
William Thomas Large                              financial officer)


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