Form 10KSB/A
period 1999-12-31
TORBAY HOLDINGS INC
filed 2000-10-04
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                 AMENDMENT NO. 2

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Torbay Holdings, Inc had 5,100,000 shares outstanding as of March 31, 2000.

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

     Torbay Holdings had a net loss of $625,052 from operating activities for the period March 22, 1999 (inception) through December 31, 1999.

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

     Mr. Large's salary is (pound) 60,000 per year. He is eligible for a performance bonus of up to 100% of his base salary.

     The following table sets forth cash and noncash compensation for the fiscal year ended December 31, 1999 awarded to or earned by Colin Peter Gervaise-Brazier, President and Chief Executive Officer, and by William Thomas Large, Vice President. No other officer's total annual salary and bonus for 1999 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                      ANNUAL COMPENSATION
                                                       -------------------------------------------------
    NAME AND PRINCIPAL                                                                     ALL OTHER
         POSITIONS                           YEAR       SALARY($)         BONUS($)       COMPENSATION($)
------------------------------------        ------      ---------         --------      ----------------
Colin Peter Gervaise-Brazier,                1999         96,990             --                --
     President and Chief Executive
     Officer
William Thomas Large,                        1999         96,990             --(1)             --
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
  L'Islet St. Sampsons
  Guernsey, Channel Islands GY2 4SN

---------

(1)  Based upon 5,100,000 shares of common stock outstanding.
(2) Includes common stock underlying Series 1 Convertible Preferred Stock. The stated amount assumes conversion on a 1:1 ratio, and a then-outstanding capitalization of 5,850,000 common shares after conversion.
(3) Includes 150,000 shares owned by Colin Peter Gervaise-Brazier and 375,000 shares owned by Joanna Dorothy Gervaise-Brazier, Mr. Gervaise-Brazier's wife.

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

(1)  Based upon 5,100,000 shares outstanding as of March 31, 2000.
(2)  Shares of common stock are directly owned by the individual.
(3) Includes 150,000 shares owned by Colin Peter Gervaise-Brazier and 375,000 shares owned by Joanna Dorothy Gervaise-Brazier, Mr. Gervaise-Brazier's wife.
(4) Includes the common stock underlying Series 1 Convertible Preferred Stock held in the amount of 107,000 shares individually by Mr. Large and 12,000 shares given by Mr. Large to his minor children. The amount stated assumes conversion on a 1:1 ratio, and an outstanding capitalization of 5,850,000 common shares after conversion. Each share of Series 1 Convertible Preferred Stock is convertible into ten shares of common stock of Torbay Holdings at such time or times, if any, that the subsidiary of Torbay Holdings, whose common shares were acquired in exchange for the Series 1 Convertible Preferred Stock, (Designer Appliances) has returned a net profit to Torbay Holdings of $1,000,000 in any one year within five years of issuance of such Series 1 Convertible Preferred Shares. In the event that after such five year term the Series 1 Convertible Preferred Shares have not been so converted, each share not then converted shall be automatically converted into one share of common stock of Torbay Holdings.

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

                   Name                                          Title                            Date
                   ----                                          -----                            ----

/s/Francis Guy Lewis Askham                       Chairman of the Board and                  October 2, 2000
------------------------------------------        a Director
Francis Guy Lewis Askham



/s/ Colin Peter Gervaise-Brazier                  Director                                   October 2, 2000
-----------------------------------------
Colin Peter Gervaise-Brazier

/s/Alexander Gordon Lane                                                                     October 2, 2000
------------------------------------------        Secretary and a Director
Alexander Gordon Lane

/s/William Thomas Large                           President, Chief Executive Officer and a   October 2, 2000
------------------------------------------        Director (principal executive officer and
William Thomas Large                              financial officer)

                                       14

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS

PAGE           1         INDEPENDENT AUDITORS' REPORT

PAGE           2         CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999

PAGE           3         CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE LOSS FOR THE PERIOD FROM
                         MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 1999

PAGE           4         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
                         MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 1999

PAGE           5         CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                         TO DECEMBER 31, 1999

PAGES          8 - 13    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1999

                    [LETTERHEAD OF WEINBERG & COMPANY, P.A.]

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has accumulated losses of $625,052 since inception and has a working capital deficiency of $20,340. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 9. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.

Boca Raton, Florida

April 19, 2000

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1999


                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $            11,690
  Due from attorney's escrow                                                             1,631
  Subscription receivable                                                               51,500
  Accounts receivable                                                                      441
                                                                              ------------------
     Total current assets                                                               65,262
                                                                              ------------------
PROPERTY AND EQUIPMENT - NET                                                            42,598
                                                                              ------------------

OTHER ASSETS
  Deposits                                                                              15,000
                                                                              ------------------
     Total other assets                                                                 15,000
                                                                              ------------------

TOTAL ASSETS                                                               $           122,860
------------                                                                  ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                         $            64,964
  Due to related party                                                                  12,932
  Obligations under capital lease                                                        7,706
                                                                              ------------------
     Total current liabilities                                                          85,602

LONG-TERM LIABILITES
  Obligations under capital leases                                                      29,648
                                                                              ------------------
     TOTAL LIABILITIES                                                                 115,250
                                                                              ------------------

STOCKHOLDERS' EQUITY

  Preferred stock, $.0001 par value, 20,000,000 shares authorized,
     700,000 Series 1 convertible shares issued and outstanding                             70
  Common stock, $.0001 par value, 100,000,000 shares authorized,                           510
     5,100,000 issued and outstanding
  Additional paid-in capital                                                           630,956
  Accumulated deficit during development stage                                        (625,052)
  Accumulated other comprehensive income                                                 1,126
                                                                              ------------------
     TOTAL STOCKHOLDERS' EQUITY                                                          7,610
                                                                              ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $           122,860
------------------------------------------                                    ==================

          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE
                                      LOSS
       FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 1999

INCOME                                                                    $        --
                                                                          -----------

EXPENSES

   Accounting fees                                                             50,357
   Consulting fees                                                            198,978
   Depreciation and Amortization                                               30,822
   Legal and professional                                                      45,920
   Loss from impairment of intangible assets                                  247,325
   Other selling, general and administrative                                   51,650
                                                                          -----------

NET LOSS                                                                     (625,052)

OTHER COMPREHENSIVE INCOME
   Foreign currency translation gains                                           1,126
                                                                          -----------

COMPREHENSIVE LOSS                                                        $  (623,926)
------------------                                                        ===========

NET LOSS PER SHARE - BASIC AND DILUTED                                    $     (0.13)
                                                                          ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING
THE PERIOD - BASIC AND DILUTED                                              4,972,872
                                                                          ============

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE PERIOD FROM MARCH 22, 1999
                        (INCEPTION) TO DECEMBER 31, 1999
          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM MARCH 22, 1999 (INCEPTION) TO DECEMBER 31, 1999

                                                                                          Deficit
                                                                                         Accumulated    Accumulated
                                                                             Additional    During          Other
                              Preferred Stock           Common Stock          Paid-in    Development   Comprehensive
                           Shares        Amount      Shares       Amount      Capital       Stage          Income        Total
                          --------     ---------  -----------  ------------  ----------  ------------  -------------  ------------
Issuance of common
  stock to founder              --     $    --      5,000,000    $     500   $      --    $       --    $       --     $      500

Cancellation of original
  founder shares                --          --     (5,000,000)        (500)         --            --            --           (500)

Issuance of preferred
  stock for acquisition
  of subsidiary            700,000          70             --           --      31,098            --            --          31,168

Issuance of common
  stock for cash and
  subscriptions                 --          --      4,850,000          485     599,515            --            --         600,000

Issuance of common
  stock in connection
  with merger                   --          --        250,000           25         343            --            --             368

Foreign currency
  translation gain              --          --             --           --          --            --         1,126           1,126

Net loss for the
  period from
  March 24, 1999
  (inception) to
  December 31, 1999             --          --             --           --          --      (625,052)           --         (625,052)
                         ---------    ---------    ----------    ----------   ---------   -----------    ---------     ------------
BALANCE,
DECEMBER 31, 1999          700,000    $      70     5,100,000    $      510   $ 630,956   $ (625,052)    $   1,126     $      7,610
-----------------        =========    =========    ==========    ==========   =========   ===========    =========     ============

          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 1999


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $(625,052)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
   Depreciation and amortization                                      30,822
   Loss on impaired assets                                           247,325
   (Increase) decrease in:
   Attorney's escrow                                                  (1,631)
   Accounts receivable                                                  (441)
   Increase (decrease) in:
   Accounts payable                                                   64,963
                                                                    --------
     Net cash used in operating activities                          (284,014)
                                                                    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Deposit on potential investment                                   (15,000)
   Purchase of property and equipment                                (45,939)
                                                                    --------
     Net cash used in investing activities                           (60,939)
                                                                    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Obligations under capital leases                                   37,354
   Proceeds from issuance of common stock                            548,868
   Due to related party                                              (69,055)
   Due to creditors                                                 (161,650)
                                                                    --------
     Net cash provided by financing activities                       355,517
                                                                    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                1,126
                                                                    --------

INCREASE IN CASH AND CASH EQUIVALENTS                                 11,690

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                           --
                                                                    --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                           $ 11,690
-----------------------------------------                           ========

Cash paid during the period for:
  Interest                                                          $    964
                                                                    ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

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

(B) PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned active subsidiary DAL. All significant intercompany transactions and balances have been eliminated in consolidation

(C) BASIS OF PRESENTATION

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

(D) USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999


results could differ from those estimates.

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

(G) LONG-LIVED ASSETS

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed Of" (SFAS121") requires the Company to review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the enterprise are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1999 consists of the following:

 Office equipment                                             $  2,294
 Motor vehicles                                                  3,637
 Motor vehicles under capital lease                             40,008
                                                               -------
                                                                45,939
  Less Accumulated depreciation                                  3,341
                                                               -------
                                                              $ 42,598
                                                               =======

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999


Depreciation expense for the period ended December 31, 1999 was $3,341.

NOTE 5 - INTANGIBLE ASSETS AND IMPAIRMENT LOSS

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

On June 10, 1999, DAL, which was not a subsidiary of the Company at that time, entered into an agreement with a related party for the purchase of intellectual property rights for certain products. The total purchase price for these rights was $113,155, which represented the original cost basis to the seller party. DAL issued 20,000 shares of its common stock valued at $31,168 based on the par value, since no other basis for valuation existed, and a note payable in the amount of $81,987 to the seller (See Note 6). Pursuant to the acquisition discussed in Note 1(A), the Company acquired the note payable and issued preferred stock in exchange for the $31,168 of common stock (See Note 8 (A)).

The cost of the above design rights and intellectual property rights were capitalized as purchased research and development and are being amortized over a five-year period. Amortization expense for the period ended December 31, 1999 was $27,481. On December 31, 1999 the Company evaluated the realization of these assets in accordance with SFAS 121 and wrote down the assets to their net realizable value of zero. The writedown is reflected as an impaired loss of $247,325 in 1999.

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

Future minimum principal lease payments under capital leases are as follows at December 31:

              2000                                      $  7,706
              2001                                         9,362
              2002                                        20,286
                                                        ---------
                                                          37,354
                Less current portion                       7,706
                                                        ---------
                                                        $ 29,648
                                                        =========

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

Future minimum lease payments under operating leases are as follows at December 31:

                 2000                          $ 10,931
                 2001                            10,931
                 2002                             8,048
                                                --------
                                               $ 29,910
                                                ========

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

NOTE 9 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $625,052 and a working capital deficiency of $20,340. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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