Form 10QSB/A
period 2000-03-31
TORBAY HOLDINGS INC
filed 2000-10-04
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------


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

         Yes  X   No
             ---    ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                           OUTSTANDING AT
                  CLASS                                      MAY 1, 2000
                  -----                                     -----------
         Common Stock, par value $.01                        5,100,000

         Transitional Small Business Disclosure Format (check one):

         Yes      No X
            ---     ---

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

               PAGE            3      CONSOLIDATED  STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS FOR THE THREE
                                      MONTHS  ENDED MARCH 31, 2000 FOR THE PERIOD  FROM MARCH 24, 1999  (INCEPTION)  TO
                                      MARCH 31, 2000

               PAGE            4      CONSOLIDATED  STATEMENTS  OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                      AND FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) TO MARCH 31, 2000

               PAGE            5      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2000

                    [LETTERHEAD OF WEINBERG & COMPANY, P.A.]



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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company is a development stage company that has accumulated losses since inception of $690,215 and has a working capital deficiency of $43,946. These factors raise substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
May 15, 2000

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                                                  March 31, 2000
                                                                                      December 31, 1999             (Unaudited)
                                                                                   -------------------------    --------------------
                                     ASSETS

CURRENT ASSETS

   Cash                                                                         $                   11,690   $              38,430
   Due from attorney's escrow                                                                        1,631                   1,631
   Subscription receivable                                                                          51,500                   1,500
   Accounts receivable                                                                                 441                     436
                                                                                   -------------------------    --------------------
     Total Current Assets                                                                           65,262                  41,997
                                                                                   -------------------------    --------------------

PROPERTY AND EQUIPMENT - NET                                                                        42,598                  42,055
                                                                                   -------------------------    --------------------

OTHER ASSETS

   Deposits                                                                                         15,000                  15,000
                                                                                   -------------------------    --------------------
     Total Other Assets                                                                             15,000                  15,000
                                                                                   -------------------------    --------------------

TOTAL ASSETS                                                                    $                  122,860   $              99,052
------------                                                                       =========================    ====================

                       LIABILITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                                             $                   64,964   $              64,136
   Due to related parties                                                                           12,932                    --
   Loans payable                                                                                      --                    14,200
   Obligations under capital lease                                                                   7,706                   7,607
                                                                                   -------------------------    --------------------
     Total current liabilities                                                                      85,602                  85,943

LONG TERM LIABILITIES

   Convertible loan payable                                                                           --                    50,000
   Obligations under capital leases                                                                 29,648                  23,358
                                                                                   -------------------------    --------------------
     TOTAL LIABILITIES                                                                             115,250                 159,301
                                                                                   -------------------------    --------------------

STOCKHOLDERS' EQUITY

   Preferred stock, $.0001 par value, 20,000,000 shares authorized,
    700,000 Series I convertible shares issued and outstanding                                          70                      70
   Common stock, $.0001 par value, 100,000,000 shares authorized,
    5,100,000 issued and outstanding                                                                   510                     510
   Additional paid-in capital                                                                      630,956                 630,956
   Accumulated deficit during development stage                                                   (625,052)               (690,215)
   Accumulated other comprehensive income (loss)                                                     1,126                  (1,570)
                                                                                   -------------------------    --------------------

     TOTAL STOCKHOLDERS' EQUITY                                                                      7,610                 (60,249)
                                                                                   -------------------------    --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $                  122,860   $              99,052
------------------------------------------                                         =========================    ====================


          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND OTHER COMPREHENSIVE LOSS
                                    UNAUDITED

                                                                                 MARCH 24, 1999                FOR THE THREE
                                                                                 (INCEPTION) TO                MONTHS ENDED
                                                                                 MARCH 31, 2000                MARCH 31, 2000
                                                                             ------------------------    --------------------------
INCOME                                                                    $                    --     $                      --
                                                                             ------------------------    --------------------------

EXPENSES

   Accounting fees                                                                           60,772                        10,415
   Consulting fees                                                                          227,248                        28,270
   Depreciation and Amortization                                                             30,822                          --
   Legal and professional                                                                    64,400                        18,480
   Loss from impairment of intangible assets                                                247,325                          --
   Other selling, general and administrative                                                 62,800                        11,150
                                                                             ------------------------    --------------------------

NET LOSS                                                                                   (693,367)                      (68,315)

OTHER COMPREHENSIVE INCOME/(LOSS)
   Foreign currency translation gains/(losses)                                               (1,570)                       (1,220)
                                                                             ------------------------    --------------------------

COMPREHENSIVE LOSS                                                        $                (694,937)  $                   (69,535)
------------------                                                           ========================    ==========================

NET LOSS PER SHARE - BASIC AND DILUTED                                    $                   (0.41)  $                     (0.01)
                                                                             ========================    ==========================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE PERIOD -
  BASIC AND DILUTED                                                       $               1,689,008   $                 5,100,000
                                                                             ========================    ==========================


          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 MARCH 24, 1999              FOR THE THREE
                                                                                 (INCEPTION) TO              MONTHS ENDED
                                                                                 MARCH 31, 2000              MARCH 31, 2000
                                                                             ----------------------    ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $              (693,367)                       (68,315)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                            30,822                           --
  Loss on impaired asset                                                                  247,325                           --
  (Increase) decrease in:
  Attorney's escrow                                                                        (1,631)                          --
  Accounts receivable                                                                        (439)                          --
  Increase (decrease) in:
  Accounts payable                                                                         64,552                           --
                                                                             ----------------------    ---------------------------
     Net cash used in operating activities                                               (352,738)                       (68,315)
                                                                             ----------------------    ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit on potential investment                                                         (15,000)                          --
  Purchase of property and equipment                                                      (45,648)                          --
                                                                             ----------------------    ---------------------------
     Net cash used in investing activities                                                (60,648)                          --
                                                                             ----------------------    ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Obligations under capital leases                                                         31,167                         (5,951)
  Proceeds from issuance of common stock                                                  598,868                         50,000
  Due to related party                                                                     (2,016)                       (13,049)
  Proceeds from convertible debt                                                           50,000                         50,000
  Proceeds from loans                                                                      14,200                         14,200
  Payment of notes payable                                                               (240,939)                          --
                                                                             ----------------------    ---------------------------
     Net cash provided by financing activities                                            451,280                         95,200
                                                                             ----------------------    ---------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                       536                           (145)
                                                                             ----------------------    ---------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                      38,430                         26,740

 CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                             --                           11,690
                                                                             ----------------------    ---------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $                38,430   $                     38,430
-----------------------------------------                                    ======================    ===========================

Cash paid during the period for:

Interest                                                                  $                   964   $                       --
                                                                             ======================    ===========================

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

NOTE 3 - GOING CONCERN

         As reflected in the accompanying financial statements, the Company has accumulated losses of $690,215 since inception and a working capital deficiency of $43,946. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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


         Torbay Holdings incurred a loss of $68,315 from operating activities for the three months ended March 31, 2000 and has accumulated losses of $690,215 since inception.


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

                              TORBAY HOLDINGS, INC.



/s/William Thomas Large      President, Chief Executive Officer  October 2, 2000
---------------------------  Director (principal financial
William Thomas Large         officer)