Form 10QSB/A
period 2000-06-30
TORBAY HOLDINGS INC
filed 2000-10-04
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           ---------------------------


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

               PAGE            2      CONSOLIDATED  BALANCE SHEETS AS OF JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31,
                                      1999

               PAGE            3      CONSOLIDATED  STATEMENTS OF OPERATIONS AND  COMPREHENSIVE  LOSS FOR THE THREE
                                      MONTHS AND SIX MONTHS  ENDED JUNE 30,  2000 AND FOR THE PERIOD FROM MARCH 24,
                                      1999 (INCEPTION) TO JUNE 30, 2000 (UNAUDITED)

               PAGE            4      CONSOLIDATED  STATEMENTS  OF CASH  FLOWS FOR THE THREE  MONTHS AND SIX MONTHS
                                      ENDED JUNE 30,  2000 AND FOR THE PERIOD FROM MARCH 24,  1999  (INCEPTION)  TO
                                      JUNE 30, 2000 (UNAUDITED)

              PAGES          5 - 6    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2000 (UNAUDITED)

                    [LETTEHEAD OF WEINBERG & COMPANY, P.A.]



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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company is a development stage company that has accumulated losses since inception of $812,576 and has a working capital deficiency of $182,738. These factors raise substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
August 10, 2000

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                     June 30, 2000           December 31,
                                                                                      (Unaudited)                1999
                                                                                   -------------------     -----------------
                                     ASSETS

CURRENT ASSETS

   Cash                                                                         $              8,035    $           11,690
   Due from attorney's escrow                                                                  1,631                 1,631
   Subscription receivable                                                                     1,500                51,500
   Accounts receivable                                                                           415                   441
                                                                                   -------------------     -----------------
     Total Current Assets                                                                     11,581                65,262
                                                                                   -------------------     -----------------

PROPERTY AND EQUIPMENT - NET                                                                  38,416                42,598
                                                                                   -------------------     -----------------

OTHER ASSETS

   Deposits                                                                                   15,000                15,000
                                                                                   -------------------     -----------------
     Total Other Assets                                                                       15,000                15,000
                                                                                   -------------------     -----------------

TOTAL ASSETS                                                                    $             64,997    $          122,860
------------                                                                       ===================     =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                                             $             72,881    $           64,964
   Loan payable - line of credit                                                             100,000                  --
   Due to related parties                                                                     14,200                12,932
   Obligations under capital lease                                                             7,238                 7,706
                                                                                   -------------------     -----------------
     Total current liabilities                                                               194,319                85,602
                                                                                   -------------------     -----------------

LONG TERM LIABILITIES

   Convertible loan payable                                                                   50,000                  --
   Obligations under capital leases                                                           13,522                29,648
                                                                                   -------------------     -----------------
     TOTAL LIABILITIES                                                                       257,841               115,250
                                                                                   -------------------     -----------------

STOCKHOLDERS' EQUITY

   Preferred stock, $.0001 par value, 20,000,000 shares authorized, 700,000
    Series 1 convertible shares issued and outstanding                                            70                    70
   Common stock, $.0001 par value, 100,000,000 shares authorized, 5,100,000
    issued and outstanding                                                                       510                   510
   Additional paid-in capital                                                                630,956               630,956
   Accumulated deficit during development stage                                             (812,576)             (625,052)
   Accumulated other comprehensive income (loss)                                             (11,804)                1,126
                                                                                   -------------------     -----------------

     TOTAL STOCKHOLDERS' EQUITY                                                             (192,844)                7,610
                                                                                   -------------------     -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $             64,997    $          122,860
------------------------------------------                                         ===================     =================


          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                                                             For the Period
                                                               For the Three           For the Six           From March 24,
                                                               Months Ended            Months Ended         1999 (Inception)
                                                               June 30, 2000          June 30, 2000         to June 30, 2000
                                                            --------------------    -------------------    --------------------
INCOME                                                   $                --     $               --     $                --
                                                            --------------------    -------------------    --------------------

EXPENSES
  Consulting and directors fees                                         88,398                116,668                 315,646
  Depreciation and amortization                                          1,648                  1,648                  32,470
  Legal and professional fees                                           28,035                 56,930                 153,207
  Loss from impairment of intangible assets                               --                     --                   247,325
  Other selling, general and administrative                             15,277                 26,427                  78,077
                                                            --------------------    -------------------    --------------------

TOTAL EXPENSES                                                         133,358                201,673                 826,725
                                                            --------------------    -------------------    --------------------

NET LOSS                                                              (133,358)              (201,673)               (826,725)

OTHER COMPREHENSIVE INCOME/(LOSS)

  Foreign currency translation gains/(losses)                           37,318                 36,098                 (11,804)
                                                            --------------------    -------------------    --------------------

COMPREHENSIVE LOSS                                       $             (96,040)  $           (165,575)  $            (838,529)
------------------                                          ====================    ===================    ====================

Net loss per common share - basic and diluted            $               (0.03)  $              (0.04)  $               (0.59)
                                                            ====================    ===================    ====================

Weighted average number of common shares
  outstanding - basic and diluted                                     5,100,000              5,100,000               1,406,789
                                                            ====================    ===================    ====================

          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                 Cumulative From
                                                                   For the Three          For the Six            March 24, 1999
                                                                    Months Ended          Months Ended         (Inception) to June
                                                                   June 30, 2000         June 30, 2000              30, 2000
                                                                  -----------------     -----------------     ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                   $         (133,358)   $         (201,673)   $              (826,725)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
  Depreciation and amortization                                             1,648                 1,648                     31,579
  Loss on impaired assets                                                    --                    --                      247,325
  (Increase) decrease in:
  Attorney's escrow                                                          --                    --                       (1,631)
  Accounts receivable                                                        --                    --                         (439)
  Increase (decrease) in:
  Accounts payable                                                         11,771                11,771                     60,272
                                                                  -----------------     -----------------     ----------------------
     Net cash used in operating activities                               (119,939)             (188,254)                  (489,619)
                                                                  -----------------     -----------------     ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit on potential investment                                            --                    --                      (15,000)
  Purchase of property and equipment                                         --                    --                      (44,612)
                                                                  -----------------     -----------------     ----------------------
     Net cash used in investing activities                                   --                    --                      (59,612)
                                                                  -----------------     -----------------     ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Obligations under capital leases                                         (8,700)              (14,516)                    21,759
  Proceeds from issuance of common stock                                     --                  50,000                    598,868
  Due to related party                                                       --                 (14,093)                   (11,459)
  Proceeds from convertible debt                                             --                  50,000                     50,000
  Proceeds from line of credit and related party loans                    100,000               114,200                    114,200
  Payment of notes payable                                                   --                    --                     (235,469)
                                                                  -----------------     -----------------     ----------------------
     Net cash provided by financing activities                             91,300               185,591                    537,899
                                                                  -----------------     -----------------     ----------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (1,756)                 (992)                    19,367
                                                                  -----------------     -----------------     ----------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (30,395)               (3,655)                     8,035

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                            38,430                11,690                       --
                                                                  -----------------     -----------------     ----------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                      $            8,035    $            8,035    $                 8,035
-----------------------------------------                         =================     =================     ======================

Cash paid during the period for:
  Interest                                                     $             --      $             --      $                   964
                                                                  =================     =================     ======================


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

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

NOTE 5   GOING CONCERN

                  As reflected in the accompanying financial statements, the Company has accumulated losses of $812,576 since inception and a working capital deficiency of $182,738. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

     Torbay Holdings incurred a loss of $133,358 and $201,673 from operating activities for the three and six months ended June 30, 2000, respectively and has accumulated losses of $826,725 since inception.

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







Date:    October 2, 2000