Form 10QSB
period 2000-09-30
TORBAY HOLDINGS INC
filed 2000-11-14
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           ----------------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR L5(d) OF THE EXCHANGE ACT

For the transition period from            to
                               ---------     ---------

                         Commission file number 0-25417

                              TORBAY HOLDINGS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

               DELAWARE                                        52-2143186
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

         Yes X   No
                    ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                                OUTSTANDING AT
           CLASS                                              SEPTEMBER 30, 2000
           -----                                              ------------------
Common Stock, par value $.0001                                    5,150,000

         Transitional Small Business Disclosure Format (check one):

         Yes      No X
             ----

                              TORBAY HOLDINGS, INC.

              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----

Part I - FINANCIAL INFORMATION

Item 1.       Financial Statements................................................................................2

Item 2.       Management's Discussion and Analysis................................................................7

Part II - OTHER INFORMATION

Item 1.       Legal Proceedings...................................................................................9

Item 2.       Changes in Securities and Use of Proceeds...........................................................9

Item 3.       Defaults Upon Senior Securities.....................................................................9

Item 4.       Submission of Matters to a Vote of Security Holders.................................................9

Item 5.       Other Information...................................................................................9

Item 6.       Exhibits and Reports on Form 8-K....................................................................9

Signatures

--------------------------------------------------------------------------------

Forward Looking Statements

This Quarterly Report on Form 10-QSB contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of Torbay Holdings, Inc. that are subject to various factors discussed in Torbay Holdings' Registration Statement on Form SB-2 and in Torbay Holdings' Form 10-KSB for the year ended December 31, 1999, as amended, which could cause actual results to differ materially from these estimates.

------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS

PAGE     1          INDEPENDENT ACCOUNTANTS' REPORT

PAGE     2          CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2000
                    (UNAUDITED) AND DECEMBER 31, 1999

PAGE     3          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    FOR THE THREE  MONTHS AND NINE MONTHS  ENDED  SEPTEMBER  30,
                    2000 AND FOR THE PERIOD FROM MARCH 24, 1999  (INCEPTION)  TO
                    SEPTEMBER 30, 2000 (UNAUDITED)

PAGE     4          CONSOLIDATED  STATEMENTS  OF CASH FLOWS FOR THE THREE MONTHS
                    AND NINE MONTHS ENDED  SEPTEMBER 30, 2000 AND FOR THE PERIOD
                    FROM MARCH 24, 1999 (INCEPTION) TO JUNE 30, 2000 (UNAUDITED)

PAGE     5 - 6      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF SEPTEMBER 30, 2000 (UNAUDITED)

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of:
 Torbay Holdings, Inc.


We have reviewed the accompanying consolidated balance sheet of Torbay Holdings, Inc. and Subsidiary (a development stage company) as of September 30, 2000 and the related consolidated statements of operations and comprehensive loss, and cash flows for the three months and nine months then ended and for the period from March 24, 1999 (inception) to September 30, 2000. These consolidated financial statements are the responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company is a development stage company that has accumulated losses since inception of $915,324 and has a working capital deficiency of $298,446. These factors raise substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
November 6, 2000

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                          September 30,
                                                                                              2000               December 31,
                                                                                           (Unaudited)               1999
                                                                                       -------------------     -----------------
                                                                ASSETS
CURRENT ASSETS

   Cash                                                                             $             10,620    $           11,690
   Due from attorney's escrow                                                                      1,631                 1,631
   Subscription receivable                                                                         1,500                51,500
   Accounts receivable                                                                               400                   441
                                                                                       -------------------     -----------------
     Total Current Assets                                                                         14,151                65,262
                                                                                       -------------------     -----------------
PROPERTY AND EQUIPMENT - NET                                                                      36,271                42,598
                                                                                       -------------------     -----------------
OTHER ASSETS

   Deposits                                                                                       15,000                15,000
                                                                                       -------------------     -----------------
     Total Other Assets                                                                           15,000                15,000
                                                                                       -------------------     -----------------
TOTAL ASSETS                                                                        $             65,422    $          122,860
                                                                                       ===================     =================

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                                                   $          113,439    $           64,964
   Loan payable - line of credit                                                                 177,980                    --
   Due to related parties                                                                         14,200                12,932
   Obligations under capital lease                                                                 6,978                 7,706
                                                                                         -------------------     -----------------
     Total current liabilities                                                                   312,597                85,602

LONG TERM LIABILITIES

   Convertible loan payable                                                                       50,000                    --
   Obligations under capital leases                                                                7,668                29,648
                                                                                         -------------------     -----------------
     TOTAL LIABILITIES                                                                              370,265              115,250
                                                                                         -------------------     -----------------
STOCKHOLDERS' EQUITY

   Preferred stock, $.0001 par value, 20,000,000 shares authorized, 700,000 Series 1
    convertible shares issued and outstanding                                                         70                    70
   Common stock, $.0001 par value, 100,000,000 shares authorized, 5,150,000 and
    5,150,000, respectively issued and outstanding                                                   515                   510
   Additional paid-in capital                                                                    630,951               630,956
   Accumulated deficit during development stage                                                 (915,324)             (625,052)
   Accumulated other comprehensive income (loss)                                                 (21,055)                1,126
                                                                                       -------------------     -----------------
     TOTAL STOCKHOLDERS' EQUITY                                                                 (304,843)                7,610
                                                                                       -------------------     -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $             65,422    $          122,860
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

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                                                                 For the Period
                                                                                                                 From March 24,
                                                                     For the Three           For the Nine       1999 (Inception)
                                                                     Months Ended            Months Ended       to September 30,
                                                                  September 30, 2000      September 30, 2000          2000
                                                                  --------------------    -------------------    ----------------
INCOME                                                         $                  --      $              --      $             --
                                                                  ------------------      -----------------      ----------------
EXPENSES

  Consulting and directors fees                                               19,315                135,983               334,961
  Depreciation and amortization                                                  777                  2,425                33,247
  Legal and professional fees                                                 62,598                119,528               215,805
  Loss from impairment of intangible assets                                     -                      -                  247,325
  Other selling, general and administrative                                   27,965                 54,392               106,042
                                                                  ------------------      -----------------      ----------------
TOTAL EXPENSES                                                               110,655                312,328               937,380
                                                                  ------------------      -----------------      ----------------

NET LOSS                                                                    (110,655)              (312,328)             (937,380)

OTHER COMPREHENSIVE INCOME/(LOSS)
  Foreign currency translation gains/(losses)                                 (9,251)               (20,705)              (21,055)
                                                                  ------------------      -----------------      ----------------
COMPREHENSIVE LOSS                                             $            (119,906)  $           (333,033)  $          (958,435)
                                                                  ==================      =================      ================
Net loss per common share - basic and diluted                  $               (0.02)  $              (0.06)  $             (0.19)
                                                                  ==================      =================      ================
Weighted average number of common shares outstanding - basic
  and diluted                                                              5,150,000              5,150,000             5,060,072
                                                                  ==================      =================      ================

See  accompanying   notes  to  consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           For the Three        For the Nine       Cumulative From
                                                                            Months Ended        Months Ended        March 24, 1999
                                                                           September 30,       September 30,       (Inception) to
                                                                                2000                2000         September 30, 2000
                                                                          ---------------     -----------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                                          $         (110,655)   $         (312,328)   $    (937,380)
  Adjustments to reconcile net loss to net cash used in operating
  Depreciation and amortization                                                       808                 2,425            31,778
  Loss on impaired assets                                                              --                    --           247,325
  (Increase) decrease in:
  Attorney's escrow                                                                    --                    --            (1,631)
  Accounts receivable                                                                  --                    --              (420)
  Increase (decrease) in:
  Accounts payable                                                                 42,647                54,474           116,361
                                                                          ---------------       ---------------       -------------
     Net cash used in operating activities                                        (67,200)             (255,429)         (543,967)
                                                                          ---------------       ---------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit on potential investment                                                      --                    --           (15,000)
  Purchase of property and equipment                                                   --                    --           (43,765)
                                                                          ---------------       ---------------       --------------
     Net cash used in investing activities                                             --                    --           (58,765)
                                                                          ---------------       ---------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Obligations under capital leases                                               (14,473)              (20,178)           15,408
   Proceeds from issuance of common stock                                              --                50,000           598,868
  Due to related party                                                                435               (14,512)           (4,544)
  Proceeds from convertible debt                                                       --                50,000            50,000
  Proceeds from line of credit and related party loans                             77,980               192,180           177,980
  Payment of notes payable                                                             --                    --          (230,997)
                                                                          ---------------       ---------------       --------------
     Net cash provided by financing activities                                     63,942               257,490           606,715
                                                                          ---------------       ---------------       --------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             5,843                (3,131)            6,637
                                                                          ---------------       ---------------       --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    2,585                (1,070)           10,620

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                     8,035                11,690                --
                                                                          ---------------       ---------------       --------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                              $           10,620    $           10,620    $       10,620
                                                                          ===============       ===============       ==============
Cash paid during the period for:
  Interest                                                             $               --       $            --       $       964
                                                                          =================     =================     ==============

See  accompanying   notes  to  consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000

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

NOTE 2   LOANS PAYABLE - LINE OF CREDIT

                  In April 2000, the Company entered into a line of credit agreement with a related party stockholder. Under the terms of the agreement the related party will provide the Company with up to $200,000 in operating funds, to be repaid by the third anniversary of the draw down of such funds. The loan bears no interest and in lieu thereof, the lender shall be issued 100,000 warrants to acquire 100,000 shares of the Company's stock at $2.00 per share. Additionally, the agreement provides that the lender may elect to convert said loan into shares of the Company's stock at $1.00 per share. At June 30, 2000, the Company had borrowed $177,980 against this line of credit which is shown as a loan payable.

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

NOTE 5   GOING CONCERN

                  As reflected in the accompanying financial statements, the Company has accumulated losses of since inception and a working capital deficiency of. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                  Management's plans include obtaining an open line of credit up to $10,000,000 in exchange for an option to purchase shares (See Note 4).
                                       6

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

         To date, Torbay Holdings has received funds from the sale of its securities and from loans. It has primarily used the proceeds from the sale of securities of Designer Appliances (prior to becoming a subsidiary) for payment of operating costs. Since inception, Torbay Holdings has received an aggregate of approximately $600,000 from the sale of its securities. Designer Appliances issued a promissory note in an aggregate amount of $161,650 for the cost of purchasing the intellectual property rights to its products, which has been repaid in full by Torbay Holdings from subscription proceeds.

         On March 23, 2000, Torbay Holdings received a loan from DJ Limited, a principal shareholder of Torbay Holdings, in the amount of $50,000. The loan is repayable by March 23, 2003 and is convertible into shares of Torbay Holdings' common stock at $1.50 per share. In lieu of interest, Torbay Holdings granted warrants to purchase 50,000 shares of common stock at a price of $1.75 per share. The warrants expire on March 23, 2003.

         Torbay Holdings incurred a loss of $119,906 and $333,033 from operating activities for the three and nine months ended September 30, 2000, respectively and has accumulated losses of $958,435 since inception.

         The cash flow of Torbay Holdings from financing activities for the nine months ended September 30, 2000 was primarily from proceeds from the line of credit and related party loans, the payment of a subscription receivable from the sale of securities during fiscal year 1999 and the convertible note with DJ Limited.

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

TORBAY HOLDINGS, INC.

By:      /s/ William Thomas Large
         -----------------------------
         William Thomas Large
         President and Chief Executive Officer
         (Principal Executive Officer and Principal Accounting Officer)

Date:    November 14, 2000