Form 10KSB
period 2000-12-31
TORBAY HOLDINGS INC
filed 2001-04-16
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                          Commission File No.: 0-25417

                              TORBAY HOLDINGS, INC.
                 (Name of small business issuer in its charter)

         DELAWARE                                      52-2143186
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

                           4 Mulford Place, Suite 2G,
                              Hempstead, NY, 11550
                    (Address of principal executive offices)

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         There were no revenues for the issuer's fiscal year ended December 31, 2000.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On April 5, 2001: $26,478,125.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Torbay Holdings, Inc. had 6,350,000 shares of common stock outstanding and 700,000 shares of Series I preferred stock outstanding as of December 31, 2000.

Transitional Small Business Disclosure Format (check one):  Yes           No   X
                                                                ------       ---

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----

PART I

         ITEM 1.        DESCRIPTION OF THE BUSINESS...............................................................1
         ITEM 2.        DESCRIPTION OF PROPERTY...................................................................5
         ITEM 3.        LEGAL PROCEEDINGS.........................................................................6
         ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................6

PART II

         ITEM 5.        MARKET FOR TORBAY HOLDINGS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................6
         ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....6
         ITEM 7.        FINANCIAL STATEMENTS......................................................................8
         ITEM 8.        CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.........8

PART III

         ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF TORBAY HOLDINGS;
                        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.........................................9
         ITEM 10.       EXECUTIVE COMPENSATION...................................................................10
         ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT...............................................................................11
         ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................14
         ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.........................................................14


                                     PART I

ITEM 1.  DESCRIPTION OF THE BUSINESS

GENERAL

         Torbay Holdings is a development stage company created to act as a holding company for late-stage developmental or early-stage commercial companies. Torbay Holdings was incorporated on March 24, 1999 as a Delaware corporation named Acropolis Acquisition Corporation, which changed its name to Torbay Holdings, Inc. on July 14, 1999. Torbay Holdings acquired Designer Appliances, Limited, a United Kingdom corporation which has developed and anticipates marketing household appliances designed to be attractive to a premium, upscale market, as a wholly-owned subsidiary on July 19, 1999.

         On October 27, 1999, Torbay Acquisition Corporation, a reporting company under the Securities Exchange Act of 1934, as amended, merged into Torbay Holdings. Torbay Holdings became a successor issuer to Torbay Acquisition Corporation pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission.

         All references to "dollars," "U.S. dollars," "$," or "US$" are to United States dollars, and all references to "pounds" or "(pound)" are to British pounds sterling. As of December 31, 2000, the Interbank exchange rate was (pound)0.6699 to $1.00, or $1.4928 to (pound)1.

BUSINESS AND ACQUISITION STRATEGY

         Torbay Holdings plans to acquire diversified, wholly-owned subsidiaries which are late-stage development or early-stage commercial companies, with opportunities in niche markets. Additionally, Torbay Holdings intends to own and manage assets from a variety of locations each having protection either by deed or intellectual property rights. Torbay Holdings intends to purchase subsidiaries on an equity participation basis and issue convertible preferred stock, which will be convertible to common stock upon the attainment of a profit objective of a specified subsidiary or product line within a given time frame, in exchange for the outstanding voting stock of the subsidiary. In this way, value is not delivered to the incoming businesses until such businesses reach specified profitability targets. Torbay Holdings expects such profitability to be reflected in the share price of its common stock, thereby limiting the dilution caused by its acquisitions.

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

         Torbay Holdings currently owns one subsidiary, Designer Appliances Ltd., and is actively seeking additional acquisitions. In fact, Torbay Holdings has agreements in principle to acquire the intellectual property right assets of Health Smart, a business comprising valuable intellectual property rights in the area of treatment and prevention of repetitive strain injury, as a subsidiary of Designer Appliances. Health Smart has developed a personal computer pointer or computer mouse product that reportedly eliminates the risk of repetitive strain injury from the use of the computer mouse. Negotiations for a second subsidiary company, Aquarius Ltd., a mobile tire and toxic waste processing business, have been concluded without an agreement being reached. Torbay Holdings will therefore focus on making Designer Appliances, profitable. Likewise, no further acquisitions will be completed until Torbay Holdings raises additional capital sufficient to finance the operations of newly acquired subsidiaries.

DESIGNER APPLIANCES, LTD.

         Designer Appliances, Ltd. is organized under the laws of the United Kingdom as a company that is seeking to exploit innovations in design, technology, and product concepts in the designer sector of the appliance market. Designer Appliances owns the designs to attractive vacuum cleaners that convert into glass-top tables when not in use as vacuums. In addition to the vacuum cleaners, Designer Appliances has plans for a voice-activated desk top fan with a heating element and a transparent toaster which also serves as a radio. Such products are targeted at executive apartments in London, Paris, Milan, and New York where design aesthetics and living space are at a premium.

OPERATIONS

         Prior to the acquisition of the design by Designer Appliances, 300 units of the Telstar I vacuum cleaner were produced for testing and marketing. See "Products." Designer Appliances initially intends to subcontract manufacture of the product components to the companies who manufactured the components for these models and who are equipped and experienced to do so. Responsibility for the final product assembly will be managed by Designer Appliances to ensure product quality.

PRODUCTS

         Telstar I Designer Vacuum Cleaner. The Telstar I Designer Vacuum Cleaner is a rocket shaped cylinder vacuum cleaner made of polished aluminum and incorporating the latest in filtration technology. It is bagless and features the High Efficiency Particle Arrester (HEPA) medical grade filter that removes allergens in dirt associated with asthma. It has a large (50ft.) cleaning radius that typically allows cleaning an entire floor without stopping. Early versions of the Telstar have obtained British and European approvals for German TUV standards, which relate to electrical safety and manufacturing practices. United States approvals are anticipated. This product is expected to sell for between (pound)150 and (pound)165 to stores and (pound)300 retail. Initial manufacturing costs are expected to be between (pound)80 and (pound)100 per unit.

         Telstar II Designer Vacuum Cleaner/Table. The Telstar I vacuum cleaner has a glass tabletop accessory. When not in use, the vacuum cleaner serves as a base for the glass tabletop and the entire unit appears as an attractive and functional coffee table. This product is designed for an environment where storage space is at a premium. Torbay Holdings may choose to market this product under the name "Sputnik" or as the "Telstar Space Station". The tabletop model has been developed as a working prototype and additional expenditure, when available, is planned on testing, tooling and packaging. This product is expected to sell for (pound)100 to (pound)125 above the cost of the Telstar I vacuum cleaner.

         Mistral I Desktop Fan. This is a desktop fan, cased in polished aluminum, which utilizes a design similar to the Telstar I Vacuum Cleaner. The Mistral I fan is designed and ready for manufacturing development. Further innovations being considered for the Mistral I include voice activations of stop, start, speed, swivel movement, hot, and cold. This product is expected to sell for (pound)70 to stores and to retail for (pound)130.

         KAT  Computer  Mouse.  Designer  Appliances  has added the KAT Computer
Mouse to its product line for three reasons. First, Designer Appliances considers computers to be domestic appliances. Second, the computer mouse is an integral component of the home computer. Third, the design aspects and functionality of the KAT Computer Mouse fit exactly with Designer Appliances domestic appliance product line. The design of the KAT Computer Mouse is to be purchased under an arrangement whereby its designers receive approximately $200,000 cash and 100,000 shares of preferred stock of Designer Appliances, convertible into 1,000,000 shares of common stock of Designer Appliances when net profits from the product reach $1,000,000. The KAT Computer Mouse is unique in its biomechanical design in that it reduces tension on the nerves in the arm, which pass through the carpel tunnel region of the wrist.

         Wurlitzer Toaster. The Wurlitzer Toaster is in the design stage and is anticipated to follow Designer Appliances' `retro' theme, while incorporating modern technology. The product is expected to have two chrome ends in the shape of fins with central glass panels to allow for the toasting process to be observed. Designer Appliances is also considering incorporating an FM radio with this product for practicality.

         Thalia Kettle. The Thalia Kettle will incorporate a `retro' design in order to be marketed with the Wurlitzer Toaster. The product is anticipated to have instant heat delivery, rapid boil and other potentially patentable design aspects.

         Heated Hearth Screens. Designer Appliances intends to develop and market designer, heated hearth screens using chrome and glass in conjunction with a flat heating element to offer background convection heat when the fire is not being used. The concept of heated hearth screen may also be expanded to encompass a space heater product in the future.

         Clockwork Razor. Designer Appliances has reached an agreement with the inventor of Clockwork Razors. This product has the ability to offer two or three shaves from a short winding of the mechanism, thereby eliminating the need for batteries, cords, or electric charges. The Clockwork Razor will be made from stainless steel. The mechanism used to power this product is proprietary and will undergo the patent protection process.

MARKETING

         Designer Appliances intends image promote and accelerate early sales through public relations and advertising in life style magazines in different media and geographic locations. It is investigating advertising through Gold Card catalogues and branded merchandising goods, and has had discussions regarding marketing in Mercedes lifestyle magazine.

         Designer Appliances intends to operate directly in the United Kingdom with its own sales team and through selected mail order means. Established and known distribution networks have been identified to expand this activity through Europe. In North America, an appliance distribution company has been identified that distributes appliances and designer goods, such as Fendi products. Principles of an agreement with the North American distributor have been reached, but no relationship has been formalized. Management believes that contracts may be finalized when production and payment schedules can be predicted with reasonable certainty. These distributors will likely purchase products and bear all costs of sales and distribution in their territories.

         Designer Appliances will have its own Web site for purposes of promoting its products. At present, Designer Appliances has secured `designerappliances' and `designer-appliances' on both .co.uk and .com domain names.

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

MAJOR COMPETITORS

         Designer Appliances believes that there is no single major competitor in the United Kingdom and Europe competing in the upscale small domestic appliance sector. Designer Appliances is not aware of a competitor who manufactures and sells a vacuum cleaner protected by a similar design. See "Trademarks" herein. Designer Appliances is not aware of a competitor who sells a vacuum cleaner that converts to a piece of furniture when it is not in use. The market for its other anticipated products, as well as market competitors, are diverse.

PATENTS AND TRADEMARKS

         The British Patent Office has granted the following Design and Trademark registrations made by Designer Appliances:

Telstar I vacuum cleaner design protection            British design registration no. 2 066 378
The name "Telstar"                                    British trademark registration no. 2 209 241
The name "Sputnik"                                    British trademark registration no. 2 209 243
The tabletop design for the Telstar II, Sputnik or
Telestar Space Station                                British design registration no. 2 082 459
The combined vacuum and table product                 British design registration no. 2 085 669
The "Mistral" table top fan design                    British design registration no. 2 066 377
The name "Mistral"                                    British trademark registration no. 2 209 473
The name " Wurlitzer"                                 British trademark no. 2 209 244

EMPLOYEES

         Torbay Holdings has 2 full-time employees and 3 part-time employees, including its executive officers.

ITEM 2.  DESCRIPTION OF PROPERTY

OFFICES/PROPERTY

         Torbay Holdings has withdrawn from its obligations with regards to the lease of office space in the parish of Castel, Guernsey, in the Channel Islands of Great Britain. Torbay Holdings had a one-year lease which expired on August 30, 2000, with a rent of (pound)5,200 per annum.

         The Company now works out of an office space made available at no cost by Mr. A. G. Lane. The address is 4 Mulford Place, Suite 2G, Hempstead, NY, 11550 and is to be the registered address of Torbay Holdings Inc. until such time as permanent office facilities in the New York area can be acquired.

         Currently, Designer Appliances has no facilities, but realtor databases disclose the general availability in the South Manchester area of the United Kingdom, for office, warehouse / final assembly facilities comprising some 2,500
- 5,000 square feet. It is anticipated that Torbay Holdings will lease such a facility when financing is available to do so.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5.  MARKET FOR TORBAY  HOLDINGS'  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
         MATTERS

         Torbay Holdings' common stock was authourized to trade on December 23, 2000 on the over-the-counter market with quotations available on the OTC Electronic Bulletin Board under the symbol "TRBY." No trades occurred until January 3, 2001. There was no established trading market for Torbay Holdings' common stock during the year ended December 31, 2000. At April 5, 2001, there were 6,350,000 shares of Torbay Holdings' common stock outstanding, which were held of record by approximately 320 stockholders, not including persons or entities who hold the stock in nominee or "street" name through various brokerage firms.

         Torbay Holdings has not paid a dividend since its incorporation. The Board of Directors may consider the payment of cash dividends, dependent upon the results of operations and financial condition of Torbay Holdings, tax considerations, industry standards, economic considerations, regulatory restrictions, general business factors and other conditions. Torbay Holdings' ability to pay dividends may be dependent upon the dividend payments it receives from Designer Appliances.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATION

OVERVIEW

         Torbay Holdings is a development stage company created to act as a holding company for late-stage developmental, or early-stage commercial, companies with opportunities in niche markets. Torbay Holdings currently owns one subsidiary, Designer Appliances Ltd., and is actively seeking additional acquisitions. Torbay Holdings has agreements in principle to acquire Health Smart, a business comprising valuable intellectual property rights in the area of treatment and prevention of repetitive strain injury, as a subsidiary of Designer Appliances. A second subsidiary company under consideration, although full due diligence has yet to be completed, is Aquarius Ltd., a mobile tire and toxic waste processing business. However, no such acquisitions will be completed until Torbay Holdings raises additional capital sufficient to finance the operations of newly acquired subsidiaries.

         Through Designer Appliances, Torbay Holdings has developed and intends to market household appliances designed to be attractive to a premium, upscale market. Management believes that they have identified an under exploited opportunity in the premium-priced market for household and domestic appliances, featuring attractively designed exteriors. There is no assurance that Torbay Holdings will be able to successfully manufacture or market these items.

RESULTS OF  OPERATIONS  FOR THE YEARS ENDED  DECEMBER  31, 2000 AND DECEMBER 31,
1999

         Torbay Holdings incurred a net loss of $422,400, or $0.08 per share, for the year ended December 31, 2000 compared to $623,926, or $0.13 per share, for the period from March 24, 1999 (inception) to December 31, 1999. The decrease in net loss reflects the decrease in operating expenses over the prior period. Torbay Holdings did not generate any revenues for the year ended December 31, 2000 or for the period from March 24, 1999 (inception) to December 31, 1999.

         Torbay Holdings' total operating expenses decreased $204,787 to $420,265 for the year ended December 31, 2000 from $625,052 for the period from March 24, 1999 (inception) to December 31, 1999. This decrease in expenses is attributed primarily to a $146,052 decrease in consulting fees and a one-time $247,325 expense incurred for the impairment of intangible assets acquired by Designer Appliances in June of 1999. The decrease in consulting fees reflects the decreased use of consultants after the formation of Designer Appliances, its merger into Torbay Holdings and the merger and acquisition by Torbay Holdings of an inactive public company. The loss from impairment of intangible assets reflects Torbay Holdings' decision at December 31, 1999, in accordance with SFAS No. 121, to write down to their net realizable value of zero registered and unregistered design rights in certain products acquired by Designer Appliances for $161,650 from an unaffiliated third party in June of 1999 and intellectual property acquired by Designer Appliances for $113,155 from Mr. Large in June of 1999. The decreases in operating expenses were partially offset by a $140,575 increase in director's fees due to payment to Mr Large for the intellectual property and a $42,912 increase in selling, general and administrative expenses due to Mr Large relocating the operational center for the company from Manchester, UK, to New York and a $25,215 increase in professional fees due to the increased costs of operating as a public company.

LIQUIDITY AND CAPITAL RESOURCES

         Torbay Holdings, including its subsidiary Designer Appliances, has incurred start-up costs, including administrative costs and research and development costs. To date, Torbay Holdings has received funds from sales of its securities and from loans. It has primarily used the proceeds from the sale of the securities of Designer Appliances (prior to becoming a subsidiary) for payment of operating costs to date. Since inception, Torbay Holdings has received an aggregate of $743,848 from the sale of its securities and $150,000 from loan proceeds. Designer Appliances issued a promissory note in an aggregate amount of $161,650 for the cost of purchasing the intellectual property rights to its products, which has been repaid in full by Torbay Holdings from subscription proceeds.

         Torbay Holdings has had insignificant sales and revenue. Since inception, Torbay Holdings and its subsidiary Designer Appliances have focused on organizational activities and research and development of Torbay Holdings' products and marketing strategies. Management estimates that it will require between $5.5million and $9.0 million for the calendar year 2001. The higher figure assumes payment on delivery and 90 days debtors, the lower figure assuming zero debtor days which reflects, though in the extreme, the expectation that most goods will be supplied on letters of credit. Designer Appliances will require between $6.5 million and $18.2 million on the same basis over the next two years to support manufacturing and marketing operations at the planned levels. These figures include an allocation of $1.11 million in capital expenditure, primarily for tooling costs which in early discussions with one potential manufacturer suggest may possibly be amortized into the cost of product supply. Intellectual property rights and development costs are planned at $1.8 million and sales and marketing $6.2 million for this period. The acquisition of additional subsidiaries would also require additional capital.

         Torbay Holdings' ability to develop its operations is dependent upon its receiving additional capital financing. Torbay Holdings may raise capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. During April 2000, Torbay Holdings entered into a share purchase agreement with Douglaston Investments Limited, a finance and investment company. The agreement stipulates that an interest free open line of credit for up to $10,000,000 will be established for Torbay Holdings in exchange for an option to purchase 35% of its then issued and outstanding stock. Funding was conditioned upon the company's common stock being acceptable to trade in the public market. The option will be granted upon the date of the receipt of the funds. The option price is set at $2.85 per share and expires 90 days following the repayment of the credit provided.

         On April 9, 2001, Torbay Holdings received notice that the funding under the agreement would be provided by Tillotson Pte Limited, an investment partner of Douglaston Investments, and that an initial draw of $2.0 million on the line of credit would be provided no later than April, 20, 2001. Torbay Holdings believes that the line of credit will allow it to meet its working capital needs for the next twelve months.

         The financial statements appearing elsewhere in this report have been prepared assuming that Torbay Holdings will continue as a going concern. Torbay Holdings' ability to continue its operations is dependent upon its receipt of revenues through sales of its products or through raising capital through debt, equity financing, or borrowing. Torbay Holdings believes that the $10,000,000 open line of credit will be sufficient to pay its currently anticipated expenses including payment of salaries, rent and payments to professionals and to continue its developmental and marketing operations for the next 12 months. If additional funds are required, Torbay Holdings will endeavor to sell additional securities. If sufficient additional funding is not acquired, alternative sources developed, or revenues from sales not received, Torbay Holdings could be required to curtail its operations and there would be substantial doubt about our ability to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

         The consolidated audited financial statements for the period March 22, 1999 (inception) to December 31, 2000 are included in pages F-1 through F-15 of this Annual Report on Form 10-KSB. This includes the following financial statements:

         o Independent Auditors' Report;

         o Consolidated Balance Sheet as of December 31, 2000;

         o Consolidated  Statements of Operations and Other Comprehensive Income
           (Loss) for the Year Ended December 31, 2000 and for the Periods from March 24, 1999 (Inception) to December 31, 1999 and March 24, 1999 (Inception) to December 31, 2000;

         o Consolidated   Statements   of   Changes  in   Shareholders'   Equity
           (Deficiency) for the Period form March 24, 1999 (Inception) to December 31, 2000;

         o Consolidated Statements of Cash Flows for the Year Ended December 31, 2000 and for the Periods from March 24, 1999 (Inception) to December 31, 1999 and March 24, 1999 (Inception) to December 31, 2000; and

         o Notes to Consolidated Financial Statements as of December 31, 2000.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF TORBAY HOLDINGS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to Torbay Holdings' directors and executive officers as of December 31, 2001:


Name                                Position                                                     Term Expires
Francis Guy Lewis Askham            Chairman and Director                                            2001
Colin Peter Gervaise-Brazier        Director                                                         2001
Alexander Gordon Lane               Secretary and Director                                           2001
William Thomas Large                Chief Executive Officer, President and Director                  2001

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

         Francis Guy Lewis Askham, 69, Chairman and a director of Torbay Holdings, has served in such capacities since October 1999. Mr. Askham is a Chartered Accountant and consultant, and continues in such capacities. Mr. Askham graduated from Hustpierpoint College, Sussex, England, and is a Fellow of the Fellow Institute of Chartered Accountants in England and Wales, the Institute of Directors and the Royal Society of Arts Manufacturing and Commerce. Mr. Askham also has served as a director and chairman of Wilshaw plc since 1991, a director of GS Telecoms Ltd since August 1996, a director and deputy chairman of Southampton Leisure Holdings plc since January 1997, a director or
International Energy Group plc since 1983, and was formerly a director of Baldwin plc, M&W plc, Rhino Group plc, and Cityvision plc, all located in Great Britain.

         Colin Peter Gervaise-Brazier, 57, Director of Torbay Holdings, has served in such capacity since September 1999. Mr. Gervaise-Brazier served as President and Chief Executive Officer of Torbay Holdings from September 1999 to September 2000, and has been a retailing executive in Great Britain for over 25 years. From October 1995 until September 1999, Mr. Gervaise-Brazier was General Manager of Vale Garage, Ltd., the G.M. Vauxhall Motors franchise for the Isle of Guernsey, and also attended Vauxhall College, Luton, England. Since August 1999, Mr. Gervaise-Brazier has also been Chief Executive Officer and a director of GS Telecom Ltd.

         Alexander Gordon Lane, 59, Secretary and a Director of Torbay Holdings, has served in such capacities since October 1999. Mr. Lane has been a Financial Consultant since 1998 and continues in such capacity. Mr. Lane has been in the financial services business for over 30 years. From 1976 to 1983 her served as Treasurer of Grindlays Bank PLCC, New York, and in 1983 he was a founding member of International Money Brokers which was acquired by Traditional North America. From 1993 to 1998, he was a principal of Intercontinental Exchange Partners, New York, as a capital markets broker in the interest and foreign exchange areas. Mr. Lane has an aeronautics degree from Wandsworth Technical College in London.

         William  Thomas  Large,  45,  has been  President  and Chief  Executive
Officer since September 2000 and a Director of Torbay Holdings and Chief Executive Officer of Designer Appliances since October 1998. From October 1996 until October 1998, Mr. Large was Chairman, Chief Executive Officer, a Director and a major stockholder of DeltaTheta Ltd., a heating and cooling technology company in Cheshire, England. From February 1997 until September 1999, Mr. Large also served as a director of DeltaMonitor Ltd, a medical devices company in Cheshire, England. From December 1996 until June 1997, Mr. Large also served as a director of SoundAlert Ltd, a company that manufactured emergency vehicle sirens. From September 1994 until July 1996, Mr. Large was a Director of AromaScan plc, a publicly listed instrumentation and technology company in Cheshire, England. Mr. Large graduated from Manchester Metropolitan University, in Manchester, England, and is the author or co-author of eight articles and two books relating to biochemical analysis.

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

ITEM 10.          EXECUTIVE COMPENSATION

SALARY COMPENSATION

         Mr. Askham currently receives no salary from Torbay Holdings. He will receive a salary of $18,000 per year. He earns no other remuneration from Torbay Holdings or its subsidiary.

         Mr. Gervaise-Brazier's salary is $90,000 per year. He earns no other remuneration from Torbay Holdings or its subsidiary.

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

         Mr. Large's salary is $90,000 per year. He is eligible for a performance bonus of up to 100% of his base salary.

         The following table sets forth cash and noncash compensation for the fiscal year ended December 31, 2000 awarded to or earned by Colin Peter Gervaise-Brazier, Director and former President and Chief Executive Officer, and by William Thomas Large, President, Chief Executive Officer and Director. No other officer's total annual salary and bonus for 2000 exceeded $100,000.

                                           Summary Compensation Table

                                                                        Annual Compensation

                                                     -----------------------------------------------------------

           Name and Principal                                                                  All Other
               Positions                    Year       Salary($)         Bonus($)           Compensation($)

Colin Peter Gervaise-Brazier, Director      2000        96,990 (1)         --                     --

William Thomas Large,                       2000        96,990             -- (2)                 --
     Chief Executive Officer

     ----------------------------------
(1) Reflects amount paid to Mr. Gervaise-Brazier for service as President and Chief Executive Officer of Torbay Holdings from January 1, 2000 to September 2000.

(2) Mr. Large is eligible for a performance-related bonus of up to 100% of his annual salary.

EMPLOYMENT AGREEMENTS

         Torbay Holdings has not entered into any employment agreements with its executive officers or other employees to date. Torbay Holdings may enter into employment agreements with them in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS OF TORBAY HOLDINGS

         The following table contains common stock ownership information for persons known to Torbay Holdings to "beneficially own" 5% or more of Torbay Holdings common stock as of March 31, 2001. In general, beneficial ownership includes those shares that a person has the power to vote, sell, or otherwise dispose. Beneficial ownership also includes that number of shares, which an individual has the right to acquire within 60 days (such as stock options) of the date this table was prepared. Two or more persons may be considered the beneficial owner of the same shares. We obtained the information provided in the following table from filings with the SEC and with Torbay Holdings. In this Annual Report on Form 10-KSB, "voting power" is the power to vote or direct the voting of shares, and "investment power" includes the power to dispose or direct the disposition of shares.


                                                                     Amount and Nature of

Name and Address of Beneficial Owner                                 Beneficial Ownership           Percent(1)
------------------------------------                                 --------------------           ----------

Armadillo Worldwide Limited                                                 500,000                    7.87%
       P.O. Box 313, Anson Court
       La Route des Camps
       St. Martins
       Guernsey, Channel Islands


Brewin Dolphin
         Guernsey Office of Brewin Dolphin Securities                       580,000                    9.13%
         PO Box 288 Les Vardes House
         La Charroterie
         St. Peter Port
         Guernsey, GYI 3RN
Colin Peter Gervaise-Brazier                                                525,000(3)                 8.27%
         President, Director
         La Belle Epoque
         Les Treacheries
         L'Islet St. Sampsons
         Guernsey, Channel Islands GY2 4SN
D.J. Limited                                                                500,000(2)                 7.87%
         10 Queen Street
         P.O. Box HM114
         Hamilton HMEX
         Bermuda
David G. Jones                                                               70,000(2)                11.81%
         10 Queen Street
         P.O. Box HM 1154
         Hamilton HMEX
         Bermuda
Direct Trustees Limited                                                     500,000                    7.87%
         P.O. Box 307
         Guernsey GY1 3SH
         United Kingdom
INC Limited                                                                 500,000                    7.87%
         c/o Trident Corporate Services (Bahamas) Limited
         1st Floor, Kings Court
         Bay Street
         P.O. Box N-3944
         Nassau, Bahamas
Kevin W. Haddon-Harris                                                      770,000(2)                12.13%
         48 Par La Ville Road
         Hamilton, Bermuda HM11
Martyn Paul Trebert                                                         508,000                    8.00%
         Pleinmont, Torteaval
         Guernsey, Channel Islands GY8 0P
         United Kingdom
Mercator Trustees Limited                                                   420,000                    6.61%
         PO Box 336, Anson Court
         Les Champs
         St. Martins
         Guernsey, GYI 3UQ


----------------------------------

(1)  Based upon 6,350,000 shares of common stock outstanding.

(2) Includes common stock underlying Series 1 Convertible Preferred Stock. The stated amount assumes conversion on a 1:1 ratio, and a then-outstanding capitalization of 6,350,000 common shares after conversion.

(3) Includes 150,000 shares owned by Colin Peter Gervaise-Brazier and 375,000 shares owned by Joanna Dorothy Gervaise-Brazier, Mr. Gervaise-Brazier's wife.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table shows the number of shares of Torbay Holdings common stock beneficially owned by each director, named executive officer and all directors and named executive officers of Torbay Holdings as a group, as of April 5, 2001. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock listed next to their name.


                                                                        Amount and Nature     Percent of
                                                 Position with            of Beneficial       Common Stock
             Name and Address                   Torbay Holdings           Ownership (1)          Outstanding (1)
------------------------------------------      ---------------           -------------          ---------------
                                                Chairman, Director               50,000(2)                  *
Francis Guy Lewis Askham
         Spinney Corner Church Lane
         Brashfield
         Romsey Harris 505OQH
         United Kingdom
Colin Peter Gervaise-Brazier                    Director                        525,000(3)                 8.27%
         La Belle Epoque
         Les Treacheries
         L'Islet St. Sampsons
         Guernsey,
         Channel Islands GY2 4SN
         United Kingdom                         Secretary, Director              45,000                     *
Alexander Gordon Lane
         4 Milford Place
         Hempstead, New York 11550
William Thomas Large                            President, Chief                119,000(4)                 1.84%
         c/o 91 Tulip Avenue                    Executive Officer &
        Lily Building., Apt. A4                 Director
        Floral Park, NY  11001
All Directors and Executive Officers as a                                       744,000(4)                11.50%
Group (4 persons)




----------------------------------
* Less than one percent of the total outstanding shares of common stock.

(1)  Based upon 6,350,000 shares outstanding as of March 31, 2000.
(2)  Shares of common stock are directly owned by the individual.
(3) Includes 150,000 shares owned by Colin Peter Gervaise-Brazier and 375,000 shares owned by Joanna Dorothy Gervaise-Brazier, Mr. Gervaise-Brazier's wife.
(4) Includes the common stock underlying Series 1 Convertible Preferred Stock held in the amount of 107,000 shares individually by Mr. Large and 12,000 shares given by Mr. Large to his minor children. The amount stated assumes conversion on a 1:1 ratio, and an outstanding capitalization of 6,469,000 common shares after conversion. Each share of Series 1 Convertible Preferred Stock is convertible into ten shares of common stock of Torbay Holdings at such time or times, if any, that the subsidiary of Torbay Holdings, whose common shares were acquired in exchange for the Series 1 Convertible Preferred Stock, (Designer Appliances) has returned a net profit to Torbay Holdings of $1,000,000 in any one year within five years of issuance of such Series 1 Convertible Preferred Shares. In the event that after such five year term the Series 1 Convertible Preferred Shares have not been so converted, each share not then converted shall be automatically converted into one share of common stock of Torbay Holdings.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED TRANSACTIONS

         Pursuant to a Deed of Assignment of Intellectual Property Rights by William Thomas Large to Designer Appliances Ltd. dated June 10, 1999, Mr. Large assigned all of his right, title and interest in and to the design rights to the vacuum cleaner products, toaster, fan, kettle, space heater and heated hearth screen products now being developed by Torbay Holdings. Mr. Large's consideration for the assignment consisted of 20,000 shares of Series 1 Convertible Preferred Stock of Torbay Holdings, valued at (pound)20,000, and (pound)50,000 in cash to be paid within six months of the date thereof. At December 31, 2000, Designer Appliances owed no further consideration of the (pound)50,000 to Mr. Large. The terms of the assignment were not the result of arms-length negotiations.

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

                  ----------------------------------

                  (1)      Incorporated  herein  by  reference  to  the  Current Report on Form 8-K,  filed  with the  Securities and Exchange Commission on November 12, 1999.
                  (2)      Incorporated   herein  by  reference  to  the   Registration   Statement  on  Form  SB-2
                           (Registration  No.  333-93847),  filed with the  Securities  and Exchange  Commission on
                           December 30, 1999.
                  (3)      Incorporated  herein by  reference  to  Amendment  No. 1 to the  Current  Report on Form
                           8-K/A, filed with the Securities and Exchange Commission on January 10, 2000.
                  (4)      Incorporated herein by reference to the Annual Report on Form 10-KSB for the year ended December 31,
                           1999, filed with the Securities and Exchange Commission on May 12,2000, as amended.


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

TORBAY HOLDINGS, INC.

By:   /s/ William Thomas Large
     ------------------------------------
      President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Name                                             Title                               Date
            ----                                             -----                               ----

/s/ Francis Guy Lewis Askham                     Chairman of the Board and a Director              April 13, 2001
------------------------------------
Francis Guy Lewis Askham


/s/ Colin Peter Gervaise-Brazier                 Director                                          April 13, 2001
------------------------------------
Colin Peter Gervaise-Brazier

/s/ Alexander Gordon Lane                        Secretary and a Director                          April 13, 2001
------------------------------------
Alexander Gordon Lane

/s/ William Thomas Large                         President, Chief Executive Officer and a          April 13, 2001
---------------------------                      Director (principal executive officer)
William Thomas Large

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS


PAGE                 1        INDEPENDENT AUDITORS' REPORT

PAGE                 2        CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000

PAGE                 3        CONSOLIDATED  STATEMENTS OF OPERATIONS  AND  OTHER
                              COMPREHENSIVE  INCOME (LOSS) FOR  THE  YEAR  ENDED
                              DECEMBER 31, 2000 AND FOR THE  PERIODS  FROM MARCH
                              24, 1999 (INCEPTION)  TO  DECEMBER  31,  1999  AND
                              MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 2000

PAGE                 4        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                              EQUITY (DEFICIENCY) FOR THE PERIOD FROM MARCH  24,
                              1999 (INCEPTION) TO DECEMBER 31, 2000

PAGE               5 - 6      CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR
                              ENDED  DECEMBER  31,  2000  AND  FOR  THE  PERIODS
                              FROM MARCH 24, 1999 (INCEPTION)  TO  DECEMBER  31,
                              1999 AND MARCH 24, 1999  (INCEPTION)  TO  DECEMBER
                              31, 2000

PAGES             7 - 15      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  AS  OF
                              DECEMBER 31, 2000

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
Torbay Holdings, Inc. and Subsidiary
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Torbay Holdings, Inc. and Subsidiary (a development stage company) as of December 31, 2000 and the related consolidated statements of operations and other comprehensive income
(loss), changes in stockholders' equity (deficiency) and cash flows for the year ended December 31, 2000 and for the periods from March 24, 1999 (inception) to December 31, 1999 and March 24, 1999 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Torbay Holdings, Inc. and Subsidiary (a development stage company) as of December 31, 2000, and the results of their operations and their cash flows for the year ended December 31, 2000 and for the periods from March 24, 1999 (inception) to December 31, 1999 and March 24, 1999 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has accumulated losses of $1,045,317 since inception, a working capital deficiency of $130,849 and a stockholders' deficiency of $271,310. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 10. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.


Boca Raton, Florida
March 20, 2001

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2000


                                     ASSETS

CURRENT ASSETS
  Cash                                                            $    13,500
                                                                  -----------
     Total Current Assets                                              13,500
                                                                  -----------

PROPERTY AND EQUIPMENT - NET                                           28,813
                                                                  -----------

OTHER ASSETS
  Deposits                                                              1,000
                                                                  -----------
     Total Other Assets                                                 1,000
                                                                  -----------

TOTAL ASSETS                                                      $    43,313
                                                                  ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                           $   123,029
  Loan payable - stockholder                                           14,200
  Obligations under capital lease                                       7,120
                                                                  -----------
     Total Current Liabilities                                        144,349
                                                                  -----------

LONG-TERM LIABILITIES
  Notes and loans payable                                             150,000
  Obligations under capital leases                                     20,274
                                                                  -----------
     Total Long-Term Liabilities                                      170,274
                                                                  -----------

TOTAL LIABILITIES                                                     314,623
                                                                  -----------

STOCKHOLDERS' DEFICIENCY

 Preferred stock, $.0001 par value, 20,000,000 shares authorized,          70
    700,000 Series 1 convertible shares issued and outstanding
 Common stock, $.0001 par value, 100,000,000 shares authorized,           635
  6,350,000 issued and outstanding
  Additional paid-in capital                                          774,311
  Accumulated deficit during development stage                     (1,045,317)
  Accumulated other comprehensive loss                                 (1,009)
                                                                  -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                       (271,310)
                                                                  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    $    43,313
                                                                  ===========

          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
                          COMPREHENSIVE INCOME (LOSS)


                                                                                                 March 24, 1999      March 24, 1999
                                                                              Year Ended         (Inception) to     (Inception) to
                                                                          December  31, 2000    December 31, 1999  December 31, 2000
                                                                          ------------------    -----------------  -----------------
INCOME                                                                        $        --          $        --       $        --
                                                                              -----------          -----------       -----------

EXPENSES
 Directors fees                                                                   143,075                2,500           145,575
 Professional fees                                                                121,492               96,277           217,769
 Consulting fees                                                                   52,926              198,978           251,904
 Depreciation and amortization                                                     10,710               30,822            41,532
 Loss from impairment of intangible assets                                             --              247,325           247,325
 Other selling, general and administrative                                         92,062               49,150           141,212
                                                                              -----------          -----------       -----------

NET LOSS                                                                         (420,265)            (625,052)       (1,045,317)

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)                                        (2,135)               1,126            (1,009)
                                                                              -----------          -----------       -----------

COMPREHENSIVE LOSS                                                            $  (422,400)         $  (623,926)      $(1,046,326)
                                                                                                                     -----------
                                                                              ===========          ===========       ===========

NET LOSS PER SHARE - BASIC AND DILUTED                                        $     (0.08)         $     (0.13)      $     (0.21)
                                                                              ===========          ===========       ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING
 THE PERIOD - BASIC AND DILUTED                                                 5,153,279            4,973,322         5,074,807
                                                                              ===========          ===========       ===========



          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
       FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 2000



                                                                                                           Deficit
                                                                                                         Accumulated
                                                                                         Additional        During
                                              Preferred Stock         Common Stock        Paid-in       Development
                                             Shares    Amount      Shares       Amount     Capital          Stage
                                             ------    ------      ------       ------     -------       -----------
Issuance of common stock to founder              --   $   --     5,000,000    $   500    $        --    $        --

Cancellation of original founder shares          --       --    (5,000,000)      (500)            --             --

Issuance of preferred stock for             700,000       70            --         --         31,098             --
 acquisition of subsidiary

Issuance of common stock for cash and            --       --     4,850,000        485        599,515             --
 subscriptions

Issuance of common stock in connection           --       --       250,000         25            343             --
 with merger

Foreign currency translation gain                --       --            --         --             --             --

Net loss for the period from March 24,
 1999 (inception) to December 31, 2000           --       --            --         --             --       (625,052)
                                           --------   ------   -----------    -------    -----------    -----------

Balance, December 31, 1999                  700,000   $   70     5,100,000    $   510    $   630,956    $  (625,052)

Issuance of common stock                         --       --        50,000          5             --             --

Issuance of common stock for cash                --       --     1,200,000        120        144,860             --

Uncollected subscriptions receivable             --       --            --         --         (1,505)            --

Foreign currency translation loss                --       --            --         --             --             --

Net loss for the year ended December 31,
 2000                                            --       --            --         --             --       (420,265)
                                           --------   ------   -----------    -------    -----------    -----------

BALANCE, DECEMBER 31, 2000                  700,000   $   70     6,350,000    $   635    $   774,311    $(1,045,317)
                                           ========   ======   ===========    =======    ===========    ===========






                                           Accumulated
                                              Other
                                           Comprehensive
                                            Income (Loss)           Total
                                           --------------           -----

Issuance of common stock to founder           $    --            $    500

Cancellation of original founder shares            --                (500)

Issuance of preferred stock for                    --              31,168
 acquisition of subsidiary

Issuance of common stock for cash and              --             600,000
 subscriptions

Issuance of common stock in connection             --                 368
 with merger

Foreign currency translation gain               1,126               1,126

Net loss for the period from March 24,
 1999 (inception) to December 31, 2000             --            (625,052)
                                              -------         -----------


Balance, December 31, 1999                    $ 1,126            $  7,610

Issuance of common stock                           --                   5

Issuance of common stock for cash                  --             144,980

Uncollected subscriptions receivable               --              (1,505)

Foreign currency translation loss              (2,135)             (2,135)

Net loss for the year ended December 31,
 2000                                              --            (420,265)
                                              -------         -----------

BALANCE, DECEMBER 31, 2000                    $(1,009)          $(271,310)
                                              =======         ===========









          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                          March 24, 1999       March 24, 1999
                                                                      Year Ended          (Inception) to       (Inception) to
                                                                    December 31, 2000    December 31, 1999    December 31, 2000
                                                                    -----------------    -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             $  (420,265)      $  (625,052)           $(1,045,317)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                            10,710            30,822                 41,532
  Option deposit charged to operations                                     15,000                --                 15,000
  Loss on impaired assets                                                      --           247,325                247,325
  (Increase) decrease in:
  Attorney's escrow                                                         1,631            (1,631)                    --
  Accounts receivable                                                         441              (441)                    --
  Increase (decrease) in:
  Accounts payable and accrued expenses                                    58,065            64,963                123,028
                                                                      -----------       -----------            -----------
     Net Cash Used In Operating Activities                               (334,418)         (284,014)              (618,432)
                                                                      -----------       -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposits                                                                 (1,000)          (15,000)               (16,000)
  Purchase of property and equipment                                           --           (45,939)               (45,939)
                                                                      -----------       -----------            -----------
     Net Cash Used In Investing Activities                                 (1,000)          (60,939)               (61,939)
                                                                      -----------       -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Obligations (payments) under capital leases                              (9,960)           37,354                 27,394
  Proceeds from issuance of common stock                                  144,980           548,868                693,848
  Subscriptions receivable                                                 50,000                --                 50,000
  Due to related party                                                    (12,932)          (69,055)               (81,987)
  Due to creditors                                                             --          (161,650)              (161,650)
  Proceeds from loan payable - stockholder                                 14,200                --                 14,200
  Proceeds from issuance of notes and loans payable                       150,000                --                150,000
                                                                      -----------       -----------            -----------
     Net Cash Provided By Financing Activities                            336,288           355,517                691,805
                                                                      -----------       -----------            -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       940             1,126                  2,066
                                                                      -----------       -----------            -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                       1,810            11,690                 13,500

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                       $    11,690       $        --            $        --
                                                                      -----------       -----------            -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $    13,500       $    11,690            $    13,500
                                                                      ===========       ===========            ===========

Cash paid during the period for:
  Interest                                                            $     3,453       $       964            $     4,417
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

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS




SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In June 1999, DAL purchased all interests relating to the registered and unregistered design rights of certain products from an individual. DAL issued a promissory note for $161,650 in exchange for the rights (See paragraph one of Note 4). The note was paid in its entirety prior to December 31, 1999.

On June 10, 1999, DAL purchased intellectual property rights from a related party. DAL issued 20,000 shares of its common stock valued at $31,168 and a note payable in the amount of $81,987 (See paragraph two of Note 4). The Company has paid this note in its entirety by making principal payments of $12,932 and $69,055 on the note through December 31, 2000 and 1999, respectively.


          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) ORGANIZATION AND BUSINESS OPERATIONS

         Torbay  Holdings,  Inc.  (a  development  stage  company)  ("THI")  was incorporated in Delaware under the name Acropolis Acquisition Corporation on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.

         In July 1999, THI effected an Agreement and Plan of Reorganization whereby THI acquired all of the issued and outstanding securities of Designer Appliances Limited ("DAL"), a United Kingdom Corporation, in exchange for an aggregate of 700,000 shares of the Company's Series 1 Convertible Preferred Stock (See Note 9(A)). As a result of the agreement, DAL became a wholly owned subsidiary of the Company. DAL has developed and intends to market household appliances designed to be attractive to a premium, upscale market.

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

         (C) BASIS OF PRESENTATION

         The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The basis of accounting differs from that used in the United Kingdom statutory financial statements of DAL. Adjustments are made to translate the statutory financial statements of DAL to conform to accounting principles generally accepted in the United States of America. The financial statements are expressed in United States dollars. The functional currency of DAL is the British pound sterling (See Note 1 (J)).

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000


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

         (G) LONG-LIVED ASSETS

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed Of" ("SFAS 121") requires the Company to review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the enterprise are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized.

         (H) INCOME TAXES

         The Company accounts for income taxes under the Financial Accounting Standard Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000


         (I) RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued a new accounting pronouncement, Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement No's. 137 and 138, that establishes accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000. The Company believes that its adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

         (J) FOREIGN CURRENCY TRANSLATION

         The functional currency of DAL is the British pound sterling. Financial statements for this entity are translated into United States dollars at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred (See Note 1(K)).

         (K) COMPREHENSIVE INCOME (LOSS)

         The Company accounts for Comprehensive Income (Loss) under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). Statement No. 130 establishes standards for reporting and the display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997.

         The foreign currency translation gains (See Note 1(J)) resulting from the translation of the financial statements of DAL, expressed in British pound sterling, to United States dollars are reported as Other Comprehensive Income (Loss) in the Statement of Operations and as Accumulated Other Comprehensive Income (Loss) in Stockholders' Equity (Deficiency) and in the Statement of Changes in Stockholders' Equity (Deficiency).

         (L) LOSS PER SHARE

         Basic and diluted loss per common share for all periods presented is computed based on the weighted average common shares outstanding during the year as defined by Statement of Financial Accounting Standards, No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized since the effect was anti-dilutive. At December 31, 2000 and 1999, there were 700,000 preferred shares outstanding, which are convertible to a maximum of 7,000,000 common shares that could potentially dilute future earnings per share (See
         Note 9(A)).

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000


NOTE 2   STOCK SUBSCRIPTION RECEIVABLE

         On July 23, 1999, the Company issued 4,850,000 common shared to individuals. The Company has received $598,500 ($495,700 through the attorney's escrow and $102,800 directly) towards this issuance and the remaining $1,500 has been deemed uncollectable at December 31, 2000, and charged to additional paid-in capital (See Note 9(B)).

NOTE 3   PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2000 consists of the following:

         Office equipment                               $        2,119
         Motor vehicles                                          3,360
         Motor vehicles under capital lease                     36,965
                                                        --------------
                                                                42,444
         Less Accumulated depreciation                         (13,631)
                                                        --------------
                                                        $       28,813
                                                        ==============

         Depreciation expense for the year ended December 31, 2000 and 1999 was $10,710 and $3,341, respectively.

NOTE 4   INTANGIBLE ASSETS AND IMPAIRMENT LOSS

         In June 1999, DAL, which was not a subsidiary of the Company at that time, entered into an agreement for the purchase of all interests relating to the registered and unregistered design rights of certain products. The total purchase price paid was $161,650, represented by a promissory note issued to the seller by DAL and acquired by the Company in the acquisition discussed in Note 1(A). The note was paid in its entirety prior to December 31, 1999, and the rights have been assigned to the Company.

         On June 10, 1999, DAL, which was not a subsidiary of the Company at that time, entered into an agreement with a related party for the purchase of intellectual property rights for certain products. The total purchase price for these rights was $113,155, which represented the original cost basis to the seller party. DAL issued 20,000 shares of its common stock valued at $31,168 based on the par value, since no other basis for valuation existed, and a note payable in the amount of $81,987 to the seller. Pursuant to the acquisition discussed in Note 1(A), the Company acquired the note payable (which was paid in its entirety at December 31, 2000) and issued preferred stock in exchange for the $31,168 of common stock (See Note 9(A)).

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000


         The cost of the above design rights and intellectual property rights were capitalized as purchased research and development and were being amortized over a five-year period. Amortization expense for the period ended December 31, 1999 was $27,481. On December 31, 1999, the Company evaluated the realization of these assets in accordance with SFAS 121 and wrote down the assets to their net realizable value of zero. The write-down is reflected as an impaired loss of $247,325 in 1999.

NOTE 5   LOAN PAYABLE - STOCKHOLDER

         The Company has received advances aggregating $14,200 from a stockholder that provided funding for working capital requirements used to pay operating expenses incurred by the Company. The advances are non-interest bearing and due on demand.

NOTE 6   NOTES AND LOANS PAYABLE

         The following schedule reflects notes and loans payable at December 31, 2000:


         Loan payable,  non-interest  bearing (See Note 9(C) for warrants  issued in lieu of  interest),  convertible  to  shares of  common  stock at $1.50  per  share,
          unsecured, due by March 30, 2003                                                     $   100,000

         Note payable,  non-interest  bearing (See Note 9(C) for warrants  issued in lieu of  interest),  convertible  to  shares of  common  stock at $1.50  per  share,
          unsecured, due by March 23, 2003                                                          50,000
                                                                                               -----------

             Total - All Long-Term                                                             $   150,000
                                                                                               ===========



NOTE 7   INCOME TAXES

         The American parent company and its United Kingdom subsidiary file separate tax returns. Income tax expense (benefit) for the years ended December 31, 2000 and 1999 is summarized as follows:

                                                    2000      1999
                                                    ----      ----
         Current:
           Federal                                $    --        --
           State                                       --        --
           Foreign                                     --        --

         Deferred:
           Federal and state                           --        --
           Foreign                                     --        --
                                                  -------   -------

         Income tax expense (benefit)             $    --   $    --
                                                  =======   =======

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000


         The parent company's tax expense differs from the "expected" tax expense for the years ended December 31, 2000 and 1999 (computed by applying U.S. Federal Corporate tax rate of 34 percent to income before taxes), as follows:

                                                        2000        1999
                                                        ----        ----
         Computed "expected" tax expense (benefit)    $(67,980)   $(58,804)
         Effect of net operating loss carryforwards     67,980      58,804
                                                      --------    --------
                                                            --          --
                                                      ========    ========

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2000 are as follows:

                                                  2000         1999
                                                  ----         ----
         Deferred tax assets:
           Net operating loss carryforwards     $ 126,784    $  58,804
                                                ---------    ---------
           Total gross deferred tax assets        126,784       58,804
           Less valuation allowance              (126,784)     (58,804)
                                                ---------    ---------

         Net deferred tax asset                 $      --    $      --
                                                =========    =========

         At December 31, 2000, the parent company had a net operating loss carryforward of approximately $372,900 for income tax purposes, available to offset future taxable income expiring on various dates through 2020. The valuation allowance at December 31, 1999 was $58,804. The net change in the valuation allowance during the year ended December 31, 2000 was an increase of $67,980.

         The United Kingdom subsidiary has also incurred substantial net operating losses which result in no income tax expense or (benefit) for the years ended December 31, 2000 and 1999. The subsidiary's available net operating loss carryforward of approximately $426,100 results in a deferred tax asset of $127,830 (computed by applying the United Kingdom tax rate of 30%) which has been fully offset by a valuation allowance.

NOTE 8   COMMITMENTS AND CONTINGENCIES

         (A) CAPITAL LEASE AGREEMENTS

         The Company leases a vehicle under a capital lease. The agreement stipulates monthly installment payments for a 36-month period commencing in September 1999 with the last payment including a balloon payment. The ownership of the car will transfer to the Company at the end of the lease.

         Future minimum principal lease payments under capital leases are as follows at December 31:

                    2001                                   $     7,120
                    2002                                        20,274
                                                           -----------
                                                                27,394
                    Less current portion                         7,120
                                                           -----------
                                                           $    20,274
                                                           ===========

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000


         (B) OPERATING LEASE AGREEMENTS

         The Company leases a vehicle under an operating lease. This lease has a remaining term expiring in September 2002. The Company's subsidiary leases office space under a month-to-month operating lease that can be curtailed given thirty days notice.

         Future minimum lease payments under operating leases are as follows at December 31:

                      2001             $     9,914
                      2002                   6,610
                                       -----------
                                       $    16,524
                                       ===========

         (C) LINE OF CREDIT

         The Company entered into a funding and share purchase agreement in April 2000, as amended in April 2001, with a finance and investment company. The agreement stipulates that an interest free open line of credit for up to $10,000,000 will be established for the Company in exchange for an option to purchase 35% of the then issued and outstanding stock of the Company. The agreement calls for the Company to receive an initial draw down of $2,000,000 upon the establishment and execution of the line of credit. The option will be granted upon the date of the receipt of the funds. The option price is set at $2.85 per share and expires 90 days following the repayment of the credit provided. The line of credit has not been fully established and no funds have been received through the date of this report.

NOTE 9   STOCKHOLDERS' DEFICIENCY

         (A) PREFERRED STOCK

         The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

         The Company designated 700,000 shares of its preferred stock as "Series 1 Convertible Preferred Stock". The par value of the series is $.0001. Each share is convertible into ten shares of common stock of the Company at such time that the subsidiary of the Company, for which such shares were used for the acquisition thereof, has returned a net profit to the Company of $1,000,000 in any one year within five years of the issuance of such shares. In the event that after such five-year term the shares have not been converted, each share not converted shall be automatically converted into one share of common stock of the Company. Each share of the Series 1 stock is entitled to one vote on all matters on which such stockholders are lawfully entitled to vote and are not entitled to receive dividends.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000


         In July 1999, the Company issued 700,000 shares of Series 1 Convertible Preferred Stock valued at $31,168 pursuant to an Agreement and Plan of Reorganization with Designer Appliances Limited (See Notes 1(A) and 4).

         (B) COMMON STOCK

         The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company originally issued 5,000,000 shares to TPG Capital Corporation in exchange for $500. They later cancelled those shares.

         At December 31, 2000, there were 6,350,000 shares issued and outstanding. Stock certificates for 1,200,000 shares were not physically issued until January 2, 2001, but such shares were paid for and effectively issued at December 31, 2000.
         On July 23, 1999, the Company issued 4,850,000 shares of common stock to various parties for gross proceeds of $600,000. At December 31, 2000, the Company had received funds of $598,500 towards the stock issuance. The remaining subscription receivable of $1,500 has been deemed uncollectable and charged to additional paid-in capital.

         On October 26, 1999, the Company issued 250,000 shares of its common stock to TPG Capital Corporation in connection with the merger with Torbay Acquisition Corp. (See Note 1(A)).

         During 2000, the Company issued 50,000 shares at par value to various stockholders under a subscription agreement.

         Effective December 31, 2000, the Company issued 1,200,000 shares of common stock for cash in the aggregate of $144,980. Certificates for these shares were not physically issued by the Company until January 2, 2001.

         (C) WARRANTS

         In Connection with the $100,000 loan (See Note 6), the Company issued 100,000 warrants, which are convertible at the rate of one warrant per one share of common stock at an exercise price of $1.75 per share.

         In Connection with the $50,000 note (See Note 6), the Company issued 50,000 warrants, which are convertible into 50,000 shares of common stock at an exercise price of $1.75 per share.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

NOTE 10  GOING CONCERN

         As reflected in the accompanying financial statements, the Company has accumulated losses of $1,045,317 since inception, a working capital deficiency of $130,849 and a stockholders' deficiency of $271,310. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         Management's plans include obtaining an open line of credit for up to $10,000,000 in exchange for an option to purchase shares which will provide the Company with the funds it requires to implement its business plan (See Note 8(C)).