Form 10QSB
period 2001-03-31
TORBAY HOLDINGS INC
filed 2001-05-21
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                         -------------------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

[_]      TRANSITION REPORT UNDER SECTION 13 OR L5(D) OF THE EXCHANGE ACT

For the transition period from _____ to _____

                         Commission file number 0-25417


                              TORBAY HOLDINGS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


               DELAWARE                                52-2143186
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)


                            4 MULFORD PLACE, SUITE 2G
                               HEMPSTEAD, NY 11550
                                011 44 1481 46044
                (Issuer's Telephone Number, Including Area Code)


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

         Yes [X] No [_]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                                  OUTSTANDING AT
           CLASS                                                  MARCH 31, 2001
           -----                                                  --------------
Common Stock, par value $.0001                                       6,350,000


Transitional Small Business Disclosure Format (check one):

Yes [_]    No [X]

                              TORBAY HOLDINGS, INC.

                FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
Part I - FINANCIAL INFORMATION....................................................................................1

Item 1.       Financial Statements................................................................................1


Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations...............5


Part II - OTHER INFORMATION.......................................................................................7


Item 1.        Legal Proceedings..................................................................................7


Item 2.        Changes in Securities and Use of Proceeds..........................................................7


Item 3.        Defaults Upon Senior Securities....................................................................7


Item 4.        Submission of Matters to a Vote of Security Holders................................................7


Item 5.        Other Information..................................................................................7


Item 6.        Exhibits and Reports on Form 8-K...................................................................7


SIGNATURES     ...................................................................................................8

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

--------------------------------------------------------------------------------

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------


                                    CONTENTS
                                    --------


PAGE    1     CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2001 (UNAUDITED) AND
              DECEMBER 31, 2000

PAGE    2     CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE
              INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
              (UNAUDITED)

PAGE    3     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
              MARCH 31, 2001 AND 2000 (UNAUDITED)

PAGE    4     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2001
              (UNAUDITED)

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                              AS OF MARCH 31, 2001
                              --------------------

                                        ASSETS
                                        ------
                                                                                   March 31, 2001            December 31,
                                                                                    (Unaudited)                 2000
                                                                              ---------------------     --------------------
CURRENT ASSETS
  Cash                                                                             $        --              $    13,500
                                                                                   -----------              -----------
     Total Current Assets                                                                   --                   13,500
                                                                                   -----------              -----------

PROPERTY AND EQUIPMENT - NET                                                            27,333                   28,813
                                                                                   -----------              -----------
OTHER ASSETS
  Deposits                                                                               1,000                    1,000
                                                                                   -----------              -----------
     Total Other Assets                                                                  1,000                    1,000
                                                                                   -----------              -----------

TOTAL ASSETS                                                                       $    28,333              $    43,313
------------                                                                       ===========              ===========


                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                         ----------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                            $   119,604              $   123,029
  Loan payable - stockholder                                                            14,700                   14,200
  Obligations under capital lease                                                        6,755                    7,120
                                                                                   -----------              -----------
     Total Current Liabilities                                                         141,059                  144,349
                                                                                   -----------              -----------
LONG-TERM LIABILITIES
  Notes and loans payable                                                              150,000                  150,000
  Obligations under capital leases                                                      19,234                   20,274
                                                                                   -----------              -----------
     Total Long-Term Liabilities                                                       169,234                  170,274
                                                                                   -----------              -----------

TOTAL LIABILITIES                                                                      310,293                  314,623
                                                                                   -----------              -----------

STOCKHOLDERS' DEFICIENCY

 Preferred stock, $.0001 par value, 20,000,000 shares authorized,
    700,000 Series 1 convertible shares issued and outstanding                              70                       70
 Common stock, $.0001 par value, 100,000,000 shares authorized,
    6,350,000 issued and outstanding                                                       635                      635
  Additional paid-in capital                                                           774,311                  774,311
  Accumulated deficit during development stage                                      (1,061,805)              (1,045,317)
  Accumulated other comprehensive loss                                                   4,829                   (1,009)
                                                                                   -----------              -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                                        (281,960)                (271,310)
                                                                                   -----------              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                     $    28,333              $    43,313
----------------------------------------------                                     ===========              ===========


          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
                           COMPREHENSIVE INCOME (LOSS)
                           ---------------------------

                                                                   For The Three       For The Three      March 24, 1999
                                                                    Months Ended        Months Ended      (Inception) To
                                                                   March 31, 2001      March 31, 2000     March 31, 2001
                                                                   --------------      --------------     --------------

INCOME                                                               $        --         $        --         $        --
                                                                     -----------         -----------         -----------
EXPENSES
 Directors fees                                                            3,102                  --             148,677
 Professional fees                                                         3,565              28,895             221,334
 Consulting fees                                                              --              28,270             251,904
 Depreciation and amortization                                                --                  --              41,532
 Loss from impairment of intangible assets                                    --                  --             247,325
 Other selling, general and administrative                                 9,821              11,150             151,033
                                                                     -----------         -----------         -----------

NET LOSS                                                                 (16,488)            (68,315)         (1,061,805)

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)                                5,838              (1,220)              4,829
                                                                     -----------         -----------         -----------

COMPREHENSIVE LOSS                                                   $   (10,650)        $   (69,535)        $(1,056,976)
------------------                                                   ===========         ===========         ===========

NET LOSS PER SHARE - BASIC AND DILUTED                               $        --         $     (0.01)        $      (.20)
                                                                     ===========         ===========         ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE
 PERIOD - BASIC AND DILUTED                                            6,350,000           5,100,000           5,230,108
                                                                     ===========         ===========         ===========


          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                            For The Three    For The Three    March 24, 1999
                                                                            Months Ended     Months Ended     (Inception) To
                                                                           March 31, 200    March 31, 2000    March 31, 2001
                                                                           -------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                   $   (16,488)      $   (68,315)      $(1,061,805)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                   1,480                --            43,012
  Option deposit charged to operations                                               --                --            15,000
  Loss on impaired assets                                                            --                --           247,325
  Increase (decrease) in:
  Accounts payable and accrued expenses                                          (3,424)               --           119,604
                                                                            -----------       -----------       -----------
     Net Cash Used In Operating Activities                                      (18,432)          (68,315)         (636,864)
                                                                            -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposits                                                                           --                --           (16,000)
  Purchase of property and equipment                                                 --                --           (45,939)
                                                                            -----------       -----------       -----------
     Net Cash Used In Investing Activities                                           --                --           (61,939)
                                                                            -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Obligations (payments) under capital leases                                    (1,406)           (5,951)           25,988
  Proceeds from issuance of common stock                                             --            50,000           693,848
  Subscriptions receivable                                                           --                --            50,000
  Due to related party                                                              500           (13,049)          (81,487)
  Due to creditors                                                                   --                --          (161,650)
  Proceeds from loans                                                                --            14,200            14,200
  Proceeds from issuance of notes and loans payable                                  --            50,000           150,000
                                                                            -----------       -----------       -----------
     Net Cash Provided By Financing Activities                                     (906)           95,200           690,899
                                                                            -----------       -----------       -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           5,838              (145)            7,904
                                                                            -----------       -----------       -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (13,500)           26,740                --

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                             $    13,500       $    11,690       $        --
-----------------------------------------------                             -----------       -----------       -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                   $        --       $    38,430       $        --
                                                                            ===========       ===========       ===========
Cash paid during the period for:
  Interest                                                                  $        --       $        --       $        --
                                                                            ===========       ===========       ===========


          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2001
                              --------------------


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------ -----------------------------------------------------------

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

       For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 2000.

NOTE 2 LINE OF CREDIT
------ --------------

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

NOTE 3 GOING CONCERN
------ -------------

       As reflected in the accompanying financial statements, the Company has accumulated losses of $1,061,805 since inception and a working capital deficiency of $141,059. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

       Management's plans include obtaining an open line of credit for up to $10,000,000 in exchange for an option to purchase shares which will provide the Company with the funds it requires to implement its business plan (See Note 2).

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31,
2000

         Torbay Holdings incurred a net loss of $16,488, for the three months ended March 31, 2001 compared to $68,315, or $0.01 per share, for the three months ended March 31, 2000. The decrease in net loss reflects the decrease in operating expenses over the prior period. Torbay Holdings did not generate any revenues for the three months ended March 31, 2001 or for the three months ended March 31, 2000.

         Torbay Holdings' total operating expenses decreased $51,287 to $16,488 for the three months ended March 31, 2001 from $68,315 for the three months ended March 31, 2000. This decrease in expenses is attributed primarily to a $28,270 decrease in consulting fees and a $25,330 decrease in professional fees. The decrease in professional fees reflects limited use of accounting and legal professionals while Torbay Holdings awaits financing. The decrease in consulting fees reflects the decreased use of consultants after the formation of Designer Appliances, its merger into Torbay Holdings and the merger and acquisition by Torbay Holdings of an inactive public company.

LIQUIDITY AND CAPITAL RESOURCES

         Torbay Holdings, including its subsidiary Designer Appliances, has incurred start-up costs, including administrative costs and research and development costs. To date, Torbay Holdings has received funds from sales of its securities and from loans. It has primarily used the proceeds from the sale of the securities of Designer Appliances (prior to becoming a subsidiary) for payment of operating costs to date. Since inception, Torbay Holdings has received an aggregate of $743,848 from the sale of its securities and $164,200 from loan proceeds. Designer Appliances issued a promissory note in an aggregate amount of $161,650 for the cost of purchasing the intellectual property rights to its products, which has been repaid in full by Torbay Holdings from subscription proceeds.

         Torbay Holdings has had insignificant sales and revenue. Since inception, Torbay Holdings and its subsidiary Designer Appliances have focused on organizational activities and research and development of Torbay Holdings' products and marketing strategies. Management estimates that it will require between $5.5 million and $9.0 million for the calendar year 2001. The higher figure assumes payment on delivery and 90 days debtors, the lower figure assuming zero debtor days which reflects, though in the extreme, the expectation that most goods will be supplied on letters of credit. Designer Appliances will require between $6.5 million and $18.2 million on the same basis over the next two years to support manufacturing and marketing operations at the planned levels. These figures include an allocation of $1.11 million in capital expenditure, primarily for tooling costs which in early discussions with one potential manufacturer suggest may possibly be amortized into the cost of product supply. Intellectual property rights and development costs are planned at $1.8 million and sales and marketing $6.2 million for this period. The acquisition of additional subsidiaries would also require additional capital.

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

         On April 9, 2001, Torbay Holdings received notice that the funding under the agreement would be provided by Tillotson Pte Limited, an investment partner of Douglaston Investments, and that an initial draw of $2.0 million on the line of credit would be provided no later than April, 20, 2001. As of the date of this report, Torbay Holdings had not received funding under the agreement. However, Tillotson Pte Limited has informed Torbay Holdings that funding under the agreement was imminent. Torbay Holdings believes that the line of credit will allow it to meet its working capital needs for the next twelve months.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  None

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, therunto duly authorized.

TORBAY HOLDINGS, INC.

By:   /s/ William Thomas Large
   ---------------------------------
      William Thomas Large
      President and Chief Executive Officer
      (Principal Executive Officer and Principal Accounting Officer)

Date:    May 21, 2001