Form 10QSB
period 2001-06-30
TORBAY HOLDINGS INC
filed 2001-08-20
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         -------------------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _____

                         Commission file number 0-25417

                              TORBAY HOLDINGS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

           DELAWARE                                         52-2143186
(State or Other Jurisdiction of                  (I.R.S. Employer Identification
Incorporation or Organization)                                 No.)

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

         Yes X   No
            ---     ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                           OUTSTANDING AT
           CLASS                                           JUNE 30, 2001
------------------------------                             --------------
Common Stock, par value $.0001                               15,550,000

Transitional Small Business Disclosure Format (check one):


Yes       No  X
    ---      ---

                              TORBAY HOLDINGS, INC.

                 FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS



                                                                                                                 PAGE
                                                                                                                 ----

Part I - FINANCIAL INFORMATION....................................................................................1

Item 1.       Financial Statements................................................................................1

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations..........................................................................................7

Part II - OTHER INFORMATION......................................................................................10

Item 1.       Legal Proceedings..................................................................................10

Item 2.       Changes in Securities and Use of Proceeds..........................................................10

Item 3.       Defaults Upon Senior Securities....................................................................10

Item 4.       Submission of Matters to a Vote of Security Holders................................................10

Item 5.       Other Information..................................................................................10

Item 6.       Exhibits and Reports on Form 8-K...................................................................10

SIGNATURES.......................................................................................................11





-------------------------------------------

Forward Looking Statements

     This Quarterly Report on Form 10-QSB contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of Torbay Holdings, Inc. that are subject to various factors discussed in Torbay Holdings' Registration Statement on Form SB-2 and in Torbay Holdings' Form 10-KSB for the year ended December 31, 2000, as amended, which could cause actual results to differ materially from these estimates.

-------------------------------------------

Part I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS





                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001


                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------


                                    CONTENTS
                                    --------



PAGE    2        CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2001
                 (UNAUDITED) AND DECEMBER 31, 2000

PAGE    3        CONSOLIDATED STATEMENTS OF OPERATIONS AND
                 COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS
                 ENDED JUNE 30, 2001 AND 2000 AND FOR THE PERIOD FROM
                 MARCH 24, 1999 (INCEPTION) TO JUNE 30, 2001 (UNAUDITED)

PAGE    4        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
                 MONTHS ENDED JUNE 30, 2001 AND 2000 AND FOR THE
                 PERIOD FROM MARCH 24, 1999 (INCEPTION) TO JUNE 30, 2001
                 (UNAUDITED)

PAGES 5 - 6      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
                 JUNE 30, 2001 (UNAUDITED)

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------




                                     ASSETS
                                     ------

                                                                                        June 30, 2001     December 31,
                                                                                         (Unaudited)          2000
                                                                                         -----------      ------------

CURRENT ASSETS
   Cash                                                                                  $      --        $    13,500
                                                                                         -----------      -----------
     Total Current Assets                                                                       --             13,500
                                                                                         -----------      -----------

PROPERTY AND EQUIPMENT - NET                                                                  27,302           28,813
                                                                                         -----------      -----------

OTHER ASSETS
   Deposits                                                                                    1,000            1,000
                                                                                         -----------      -----------
     Total Other Assets                                                                        1,000            1,000
                                                                                         -----------      -----------

TOTAL ASSETS                                                                             $    28,302      $    43,313
                                                                                         ===========      ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                                 $   122,000      $   123,029
   Loan payable - stockholder                                                                 16,235           14,200
   Obligations under capital lease                                                             6,746            7,120
                                                                                         -----------      -----------
     Total Current Liabilities                                                               144,981          144,349
                                                                                         -----------      -----------

LONG TERM LIABILITIES
   Notes and loans payable                                                                   150,000          150,000
   Obligations under capital leases                                                           19,212           20,274
                                                                                         -----------      -----------
     Total Long-Term Liabilities                                                             169,212          170,274
                                                                                         -----------      -----------

TOTAL LIABILITIES                                                                            314,193          314,623
                                                                                         -----------      -----------

STOCKHOLDERS' DEFICIENCY
   Preferred stock, $.0001 par value, 20,000,000 shares authorized, 700,000
     Series 1 convertible shares issued and outstanding                                         --                 70
   Common stock, $.0001 par value, 100,000,000 shares authorized, 15,550,000
     and 6,350,000 issued and outstanding                                                      1,555              635
   Additional paid-in capital                                                                993,461          774,311
   Accumulated deficit during development stage                                           (1,283,246)      (1,045,317)
   Accumulated other comprehensive income (loss)                                               2,339           (1,009)
                                                                                         -----------      -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                                              (285,891)        (271,310)
                                                                                         -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                           $    28,302      $    43,313
----------------------------------------------                                           ===========      ===========




          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                             ----------------------
                                   (UNAUDITED)



                                                                                                                      For the Period
                                                                                                                           From
                                                       For the Three   For the Three   For the Six     For the Six    March 24, 1999
                                                       Months Ended    Months Ended    Months Ended    Months Ended   (Inception) to
                                                       June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000   June 30, 2001
                                                       -------------   -------------   -------------   -------------   -------------
INCOME                                                 $       --      $       --      $       --      $       --      $       --
                                                       ------------    ------------    ------------    ------------    ------------

EXPENSES
  Consulting                                                   --            88,398            --           116,668         251,904
  Directors fees                                                106            --             3,208            --           148,783
  Executive compensation                                    220,000            --           220,000            --           220,000
  Depreciation and amortization                                --             1,648            --             1,648          41,532
  Legal and professional fees                                   (37)         28,035           3,528          56,930         221,297
  Loss from impairment of intangible assets                    --              --              --              --           247,325
  Other selling, general and administrative                   1,372          15,277          11,193          26,427         152,405
                                                       ------------    ------------    ------------    ------------    ------------

TOTAL EXPENSES                                              221,441         133,358         237,929         201,673       1,283,246
                                                       ------------    ------------    ------------    ------------    ------------

NET LOSS                                                   (221,441)       (133,358)       (237,929)       (201,673)     (1,283,246)

OTHER COMPREHENSIVE INCOME/(LOSS)
  Foreign currency translation gains/(losses)                (2,490)         37,318           3,348          36,098           2,339
                                                       ------------    ------------    ------------    ------------    ------------

COMPREHENSIVE LOSS                                     $   (223,931)   $    (96,040)   $   (234,581)   $   (165,575)   $ (1,280,907)
------------------                                     ============    ============    ============    ============    ============

Net loss per common share - basic and diluted          $      (0.02)   $      (0.03)   $      (0.03)   $      (0.04)   $      (0.22)
                                                       ============    ============    ============    ============    ============

Weighted average number of common shares
  outstanding - basic and diluted                        11,202,747       5,100,000       8,789,779       5,100,000       5,884,940
                                                       ============    ============    ============    ============    ============


          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)




                                                                                                                     Cumulative From
                                                                             For the Six          For the Six         March 24, 1999
                                                                             Months Ended         Months Ended        (Inception) to
                                                                             June 30, 2001        June 30, 2000        June 30, 2001
                                                                             -------------        -------------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                                  $  (237,929)         $  (201,673)         $(1,283,246)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
  Depreciation and amortization                                                      --                  1,648               41,532
  Stock issued for executive compensation                                         220,000                 --                220,000
  Option deposit charged to operations                                               --                   --                 15,000
  Loss on impaired assets                                                            --                   --                247,325
  Increase (decrease) in:
  Accounts payable and accrued expenses                                            (1,029)              11,771              121,999
                                                                              -----------          -----------          -----------
     Net Cash Used In Operating Activities                                        (18,958)            (188,254)            (637,390)
                                                                              -----------          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit on potential investment                                                    --                   --                (16,000)
  Purchase of property and equipment                                                 --                   --                (45,939)
                                                                              -----------          -----------          -----------
     Net Cash Used In Investing Activities                                           --                   --                (61,939)
                                                                              -----------          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Obligations (payments) under capital leases                                      (1,436)             (14,516)              25,958
  Proceeds from issuance of common stock                                             --                 50,000              693,848
  Stockholder loans                                                                 2,035              (14,093)             (65,752)
  Due to creditors                                                                   --                   --               (161,650)
  Subscription receivable                                                            --                 50,000               50,000
  Proceeds from line of credit and stockholder loans                                 --                114,200              150,000
                                                                              -----------          -----------          -----------
     Net Cash Provided By Financing Activities                                        599              185,591              692,404
                                                                              -----------          -----------          -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             4,859                 (992)               6,925
                                                                              -----------          -----------          -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (13,500)              (3,655)                --

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                    13,500               11,690                 --
                                                                              -----------          -----------          -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                     $      --            $     8,035          $      --
-----------------------------------------                                     ===========          ===========          ===========

Cash paid during the period for:
  Interest                                                                    $      --            $      --            $     4,417
                                                                              ===========          ===========          ===========


          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001
                               -------------------


NOTE 1 BASIS OF PRESENTATION
------ ---------------------

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

NOTE 2 LINE OF CREDIT
------ --------------

       The Company entered into a funding and share purchase agreement in April 2000, with a finance and investment company. The agreement stipulates that an interest free open line of credit for up to $10,000,000 will be established for the Company in an exchange for an option to purchase 35% of the then issued and outstanding stock of the Company. The agreement calls for the Company to receive an initial draw down of $2,000,000 upon the establishment and execution of the line of credit. The option will be granted upon the date of the receipt of the funds. The option price is set at $2.85 per share and expires 90 days following the repayment of the credit provided. The line of credit has not been fully established and no funds have been received through the date of this report.

       On April 9, 2001, Torbay Holdings received notice that the funding under the agreement would be provided by Tillotson Pte Limited, an investment partner of Douglaston Investments, and that an initial draw of $2,000,000 on the line of credit would be provided no later than April 20, 2001. As of the date of this report, Torbay Holdings had not received funding under the agreement. Although, Tillotson Pte Limited has informed Torbay Holdings that funding under the agreement is imminent, the significant delays in closing the financing transaction raise substantial doubt as to whether such financing will be received. As a result, Torbay Holdings is actively seeking additional financing while continuing to work with Tillotson Pte Limited.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001
                               -------------------

NOTE 3 EQUITY
------ ------

       During May 2001, the Company issued 2,200,000 common shares valued at $0.10 per share for executive compensation. In addition, the 700,000 outstanding preferred shares were converted to 7,000,000 common shares at par value.

NOTE 4 GOING CONCERN
------ -------------

       As reflected in the accompanying financial statements, the Company has accumulated losses since inception of $1,283,246, a working capital deficiency of $144,981, stockholders' deficiency of $285,891 and cash used in operations of $18,958. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
       Management's plans include obtaining an open line of credit up to $10,000,000 in exchange for an option to purchase shares which will provide the Company with the funds it requires to implement its business plan (See Notes 2 and 5).

NOTE 5 SUBSEQUENT EVENTS
------ -----------------

       In August 2001, the Company issued 600,000 shares of restricted common stock at 10 cents per share for cash proceeds of $60,000.

       In July 2001, the Company entered into an agreement with Multi-Media Group, Inc. ("MMGI") to provide corporate promotional services to the Company. In consideration for the provision of these future promotional services the Company issued 250,000 shares of common stock to MMGI in August 2001. The Company will also reimburse MMGI for itemized and invoiced costs associated with the provision of the promotional services.

       In July 2001, the Company entered into a purchase agreement with two individuals who hold the intellectual property rights, software and know-how to a computer mouse known as the "KAT". Under the terms of the agreement, the Company will acquire all of the sellers' rights, title and interests in the KAT in exchange for 200,000 super convertible preferred shares. These shares will be convertible into 2,000,000 shares of common stock upon the satisfaction of certain financial performance requirements under the agreement's terms. In the event that the financial performance requirements are not achieved within five years from the signing of the agreement, then these preferred shares will convert to 200,000 shares of common stock. As of August 15, 2001, the preferred shares have not been issued by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Torbay Holdings is a development stage company created to act as a holding company for late-stage developmental, or early-stage commercial, companies with opportunities in niche markets. Torbay Holdings currently owns one subsidiary, Designer Appliances Ltd., and is actively seeking additional acquisitions. Torbay Holdings has acquired valuable intellectual property rights including a world wide patent application for a computer mouse that is thought to be beneficial to computer mice users with regards to the area of treatment and prevention of repetitive strain injury. This will be exploited through Torbay Holdings subsidiary, Designer Appliances.

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

     In July 2001, Torbay Holdings entered into a purchase agreement with two individuals who hold the intellectual property rights, software and know-how to a computer mouse known as the "KAT". Under the terms of the agreement, Torbay Holdings will acquire all of the sellers' rights, title and interests in the KAT in exchange for 200,000 super convertible preferred shares. These shares will be convertible into 2,000,000 shares of common stock upon the satisfaction of certain financial performance requirements under the agreement's terms. In the event that the financial performance requirements are not achieved within five years from the signing of the agreement, then these preferred shares will convert to 200,000 shares of common stock. As of August 15, 2001, the preferred shares have not been issued by Torbay Holdings.

     In addition, in July 2001, Torbay Holdings entered into an agreement with Multi-Media Group, Inc. ("MMGI") to provide corporate promotional services to Torbay Holdings and to assist with Torbay Holdings' marketing efforts. In consideration for the provision of these future promotional services, Torbay Holdings issued 250,000 shares of common stock to MMGI in August 2001. Torbay Holdings will also reimburse MMGI for itemized and invoiced costs associated with the provision of the promotional services.

RESULTS OF OPERATIONS FOR THE THREE MONTH ENDED JUNE 30, 2001 AND JUNE 30, 2000

     Torbay Holdings incurred a net loss of $221,441, or $0.02 per share, for the three months ended June 30, 2001 compared to $133,358, or $0.03 per share, for the three months ended June 30, 2000. The increase in net loss reflects the increase in operating expenses over the prior period. Torbay Holdings did not generate any revenues for the three months ended June 30, 2001 or for the three months ended June 30, 2000.

     Torbay Holdings' total operating expenses increased $88,083 to $221,441 for the three months ended June 30, 2001 from $133,358 for the three months ended June 30, 2000. This increase was due primarily to a $220,000 increase in compensation expense reflecting the issuance of 2,200,000 shares of common stock to executive officers and directors of Torbay Holdings as compensation for past services. This increase was partially offset by an $88,398 decrease in consulting fees and a $28,072 decrease in professional fees. The decrease in consulting fees reflects the decreased use of consultants after the formation of Designer Appliances, its merger into Torbay Holdings and the merger and acquisition by Torbay Holdings of an inactive public company. The decrease in professional fees reflects limited use of accounting and legal professionals while Torbay Holdings awaits financing.

RESULTS OF OPERATIONS FOR THE SIX MONTH ENDED JUNE 30, 2001 AND JUNE 30, 2000

     Torbay Holdings incurred a net loss of $237,929, or $0.03 per share, for the six months ended June 30, 2001 compared to $201,673, or $0.04 per share, for the six months ended June 30, 2000. The increase in net loss reflects the increase in operating expenses over the prior period. Torbay Holdings did not generate any revenues for the six months ended June 30, 2001 or for the six months ended June 30, 2000.

     Torbay Holdings' total operating expenses increased $36,256 to $237,929 for the six months ended June 30, 2001 from $201,673 for the six months ended June 30, 2000. This increase was due primarily to a $220,000 increase in compensation expense reflecting the issuance of 2,200,000 shares of common stock to executive officers and directors of Torbay Holdings as compensation for past services. This increase was partially offset by an $116,668 decrease in consulting fees and a $53,402 decrease in professional fees. The decrease in consulting fees reflects the decreased use of consultants after the formation of Designer Appliances, its merger into Torbay Holdings and the merger and acquisition by Torbay Holdings of an inactive public company. The decrease in professional fees reflects limited use of accounting and legal professionals while Torbay Holdings awaits financing.

LIQUIDITY AND CAPITAL RESOURCES

     Torbay Holdings, including its subsidiary Designer Appliances, has incurred start-up costs, including administrative costs and research and development costs. To date, Torbay Holdings has received funds from sales of its securities and from loans. It has primarily used the proceeds from the sale of the securities of Designer Appliances (prior to becoming a subsidiary) for payment of operating costs to date. Since inception, Torbay Holdings has received an aggregate of $693,848 from the sale of its securities and $150,000 from loan proceeds. Designer Appliances issued a promissory note in an aggregate amount of $161,650 for the cost of purchasing the intellectual property rights to its products, which has been repaid in full by Torbay Holdings from subscription proceeds.

     Torbay Holdings has had insignificant sales and revenue. Since inception, Torbay Holdings and its subsidiary Designer Appliances have focused on organizational activities and development of Torbay Holdings' products and marketing strategies. Management estimates that it will require between $5.5 million and $9.0 million for the calendar year 2001. The higher figure assumes payment on delivery and 90 days debtors, the lower figure assuming zero debtor days which reflects, though in the extreme, the expectation that most goods will be supplied on letters of credit. Designer Appliances will require between $6.5 million and $18.2 million on the same basis over the next two years to support manufacturing and marketing operations at the planned levels. These figures include an allocation of $1.11 million in capital expenditure, primarily for tooling costs which in early discussions with one potential manufacturer suggest may possibly be amortized into the cost of product supply. Intellectual property rights and development costs are planned at $1.8 million and sales and marketing $6.2 million for this period. The acquisition of additional subsidiaries would also require additional capital.

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

     On April 9, 2001, Torbay Holdings received notice that the funding under the agreement would be provided by Tillotson Pte Limited, an investment partner of Douglaston Investments, and that an initial draw of $2.0 million on the line of credit would be provided no later than April, 20, 2001. As of the date of this report, Torbay Holdings had not received funding under the agreement. Although, Tillotson Pte Limited has informed Torbay Holdings that funding under the agreement is imminent, the significant delays in closing the financing transaction raise substantial doubt as to whether such financing will be received. As a result, Torbay Holdings is actively seeking additional financing while continuing to work with Tillotson Pte. Limited.

     In this regard, in August 2001, Torbay Holdings sold 600,000 shares of restricted common stock to a foreign investment entity at $0.10 per share for cash proceeds of $60,000 as interim financing. Torbay Holdings is currently negotiating with this entity for additional financing in the amount of $2,000,000. As of the date of this report, no agreement for additional financing has been reached and there can be no assurance that any such agreement will be reached on terms acceptable to Torbay Holdings or at all.

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

TORBAY HOLDINGS, INC.

By:      /s/ William Thomas Large
       -------------------------------------------------------------------------
         William Thomas Large
         President and Chief Executive Officer
         (Principal Executive Officer and Principal Accounting Officer)






Date:    August 20, 2001