Form 10QSB
period 2001-09-30
TORBAY HOLDINGS INC
filed 2001-11-19
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                         _______________________________
                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

For  the  quarterly  period  ended  Sept  30,  2001

[ ] TRANSITION  REPORT  UNDER  SECTION  13  OR  L5(D)  OF  THE  EXCHANGE  ACT

For  the  transition  period  from  _____  to  _____

                         Commission file number 0-25417

                              TORBAY HOLDINGS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


         DELAWARE                                           52-2143186
(State  or Other Jurisdiction                          (I.R.S.  Employer
 of Incorporation or Organization)                     Identification  No.)

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
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                         OUTSTANDING AT
                CLASS                    SEPT 30, 2001
                -----                    -------------
     Common Stock, par value $.0001      15,550,000

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes      No  X
            --

                              TORBAY HOLDINGS, INC.
                 FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2001
                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
Part  I  -  FINANCIAL  INFORMATION                                            2

Item  1.     Financial  Statements

Item  2.     Management's  Discussion  and  Analysis  of Financial
             Condition and Results  of  Operations                            7

Part  II  -  OTHER  INFORMATION                                               9

Item  1.     Legal  Proceedings                                               9

Item  2.     Changes  in  Securities  and  Use  of  Proceeds                  9
Item  3.     Defaults  Upon  Senior  Securities                               9
Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders      9
Item  5.     Other  Information                                               9
Item  6.     Exhibits  and  Reports  on  Form  8-K                            9
SIGNATURES                                                                   10

--------------------------------------------------------------------------------
Forward  Looking  Statements

     This Quarterly Report on Form 10-QSB contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of Torbay Holdings, Inc. that are subject to various factors discussed in Torbay Holdings' Registration Statement on Form SB-2 and in Torbay Holdings' Form 10-KSB for the year ended December 31, 2000, as amended, which could cause actual results to differ materially from these estimates.
--------------------------------------------------------------------------------

Part  I  -  FINANCIAL  INFORMATION

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2001





CONTENTS



PAGE     2     CONSOLIDATED  BALANCE SHEETS AS OF SEPTEMBER 30, 2001 (UNAUDITED)
               AND  DECEMBER  31,  2000

PAGE     3     CONSOLIDATED  STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR
               THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND
               FOR THE PERIOD FROM  MARCH  24,  1999  (INCEPTION)  TO
               SEPTEMBER  30,  2001  (UNAUDITED)

PAGE     4     CONSOLIDATED  STATEMENTS  OF CASH FLOWS FOR THE NINE MONTHS ENDED
               SEPTEMBER  30,  2001 AND 2000 AND FOR THE PERIOD FROM MARCH 24,
               1999 (INCEPTION) TO  SEPTEMBER  30,  2001  (UNAUDITED)

PAGES  5 - 6   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30,
               2001  (UNAUDITED)

                                 TORBAY HOLDINGS, INC. AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED BALANCE SHEETS
                                     ---------------------------
                                                ASSETS
                                                ------
                                                                          September 30,  December 31,
                                                                              2001          2000
                                                                           (Unaudited)
                                                                        --------------  -------------
CURRENT ASSETS
Cash                                                                       $         -   $    13,500
                                                                        --------------  -------------
Total Current Assets                                                                 -        13,500
                                                                        --------------  -------------

PROPERTY AND EQUIPMENT - NET                                                    28,460        28,813
                                                                        --------------  -------------

OTHER ASSETS
Deposits                                                                         1,000         1,000
                                                                        --------------  -------------
Total Other Assets                                                               1,000         1,000
                                                                        --------------  -------------

TOTAL ASSETS                                                               $    29,460   $    43,313
                                                                        ==============   ============
                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                          CURRENT LIABILITIES
Accounts payable and accrued expenses                                      $   125,760   $   123,029
Loan payable - stockholder                                                      17,235        14,200
Obligations under capital lease                                                  7,032         7,120
                                                                        --------------  -------------
Total Current Liabilities                                                      150,027       144,349
                                                                        --------------  -------------

LONG TERM LIABILITIES
Notes and loans payable                                                        150,000       150,000
Obligations under capital leases                                                20,026        20,274
                                                                        --------------  -------------
Total Long-Term Liabilities                                                    170,026       170,274
                                                                        --------------  -------------

TOTAL LIABILITIES                                                              320,053       314,623
                                                                        --------------  -------------
STOCKHOLDERS' DEFICIENCY
Preferred stock, $.0001 par value, 20,000,000 shares authorized, 700,000
 Series 1 convertible shares issued and outstanding                                  -            70
Common stock, $.0001 par value, 100,000,000 shares authorized,
 16,150,000 and 6,350,000 issued and outstanding                                 1,615           635
Additional paid-in capital                                                   1,053,401       774,311
Accumulated deficit during development stage                                (1,345,003)   (1,045,317)
Accumulated other comprehensive income (loss)                                     (606)       (1,009)
                                                                        --------------  -------------

TOTAL STOCKHOLDERS' DEFICIENCY                                                (290,593)     (271,310)
                                                                        --------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                             $    29,460   $    43,313
---------------------------------------------                           ==============   ============

          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
          ------------------------------------------------------------
                                   (UNAUDITED)

                                                                                                         For the  Period
                                          For the Three                                                  From
                                                 Months    For the Three    For the Nine    For the Nine  March 24, 1999
                                                  Ended    Months Ended     Months Ended    Months Ended  (Inception)  to
                                           September 30,   September  30,    September 30,  September 30, September  30,
                                                   2001         2000            2001         2000          2001
                                         ------------------  -----------  -------------  -----------  -----------------
INCOME                                          $         -   $        -   $         -   $        -   $         -
                                         ------------------  -----------  -------------  -----------  -----------------

EXPENSES
Consulting                                                -        7,315             -      108,723       251,904
Directors fees                                       20,961       12,000        24,170       27,260       169,744
Executive compensation                                    -            -       220,000            -       220,000
Depreciation and amortization                             -          777             -        2,425        41,532
Legal and professional fees                          32,449       62,598        35,976      119,528       253,745
Loss from impairment of intangible assets                 -            -             -            -       247,325
Other selling, general and administrative             8,349       27,965        19,542       54,392       160,754
                                         ------------------  -----------  -------------  -----------  -----------------

TOTAL EXPENSES                                       61,759      110,655       299,688      312,328     1,345,004
                                         ------------------  -----------  -------------  -----------  -----------------

NET LOSS                                            (61,759)    (110,655)     (299,688)    (312,328)   (1,345,004)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation gains/(losses)          (1,733)      (9,251)         (606)     (20,705)         (606)
                                         ------------------  -----------  -------------  -----------  -----------------

COMPREHENSIVE LOSS                              $   (63,492)  $ (119,906)  $  (300,294)  $ (333,033)  $(1,345,610)
--------------------                     ===================  ==========  =============  ===========  ==================

Net loss per common share - basic and diluted   $         -   $     (.02)  $     (0.03)  $    (0.06)  $     (0.19)
                                         ===================  ==========  =============  ===========  ==================
Weighted average number of common shares
 outstanding - basic and diluted                 16,032,609    5,150,000    11,230,586    5,150,000     6,897,505
                                         ===================  ==========  =============  ===========  ==================

          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                         Cumulative
                                                                         For the Nine   For the Nine    From March 24, 1999
                                                                         Months Ended   Months Ended    (Inception) to
                                                                         September 30,    September 30,  September 30,
                                                                                 2001        2000         2001
                                                                              ----------  ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                                    $(299,688)  $(312,328)  $(1,345,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                         -       2,425        41,532
Stock issued for executive compensation                                         220,000           -       220,000
Option deposit charged to operations                                                  -           -        15,000
Loss on impaired assets                                                               -           -       247,325
Increase (decrease) in:
Accounts payable and accrued expenses                                             2,733      54,474       125,760
                                                                              ----------  ----------  ------------
Net Cash Used In Operating Activities                                           (76,955)   (255,429)     (695,387)
                                                                              ----------  ----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on potential investment                                                       -           -       (16,000)
Purchase of property and equipment                                                  353           -       (45,586)
                                                                              ----------  ----------  ------------
Net Cash Used In Investing Activities                                               353           -       (61,586)
                                                                              ----------  ----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Obligations (payments) under capital leases                                        (336)    (20,178)       27,058
Proceeds from issuance of common stock                                           60,000      50,000       753,848
Proceeds from stockholder loans                                                       -      14,200        14,200
Payment on stockholder loans                                                          -     (14,512)      (28,970)
Due to creditors                                                                      -           -      (161,650)
Subscription receivable                                                               -      50,000        50,000
Payments on notes payable                                                             -           -      (230,997)
Proceeds from issuance of notes and loans payable                                 3,035           -       153,035
Proceeds from line of credit                                                          -     177,980       177,980
                                                                              ----------  ----------  ------------
Net Cash Provided By Financing Activities                                        62,699     257,490       754,504
                                                                              ----------  ----------  ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             403      (3,131)        2,469
                                                                              ----------  ----------  ------------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                                    (13,500)     (1,070)            -

CASH AND CASH EQUIVALENTS - BEGINNING OF
 PERIOD                                                                          13,500      11,690             -
                                                                              ----------  ----------  ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                     $       -   $  10,260   $         -
-----------------------------------------                                     ==========  ==========  ============

Cash paid during the period for:
Interest                                                                      $       -   $       -   $     4,417
                                                                              ==========  ==========  ============
           See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                 (UNAUDITED)

NOTE  1     BASIS  OF  PRESENTATION
-------

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

For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 2000.

NOTE  2     LINE  OF  CREDIT
-------     ----------------

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

NOTE  3     EQUITY
-------     ------

During May 2001, the Company issued 2,200,000 common shares valued at $0.10 per share for executive compensation. In addition, the 700,000 outstanding preferred shares were converted to 7,000,000 common shares at par value.

In August 2001, the Company issued 600,000 shares of restricted common stock at $0.10 per share for cash proceeds of $60,000.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                 (UNAUDITED)

NOTE  4     GOING  CONCERN
-------     --------------

As reflected in the accompanying financial statements, the Company has accumulated losses since inception of $1,345,003, a working capital deficiency of $150,027, stockholders' deficiency of $290,593 and cash used in operations of $76,955. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In July 2001, Torbay Holdings entered into a purchase agreement with two individuals who hold the intellectual property rights, software and know-how to a computer mouse known as the "KAT". Under the terms of the agreement, Torbay Holdings acquired all of the sellers' rights, title and interests in the KAT in exchange for 200,000 super convertible preferred shares. These shares will be convertible into 2,000,000 shares of common stock upon the satisfaction of certain financial performance requirements under the agreement's terms. In the event that the financial performance requirements are not achieved within five years from the signing of the agreement, then these preferred shares will convert to 200,000 shares of common stock. As of August 15, 2001, the preferred shares have not been issued by Torbay Holdings.

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

In September 2001 Torbay Holdings also enter into a Corporate Financing Consultancy agreement with Glenn Michael Financial Inc to specifically assist with potential financial requirements, mergers and acquisitions, corporate capitalization and strategic development. For these services Glenn Michaels received 500,000 shares.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                 (UNAUDITED)

FOR RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPT 30, 2001 AND SEPT 30, 2000
     Please  refer  to  item  1.

RESULTS  OF OPERATIONS FOR THE NINE MONTHS ENDED SEPT 30, 2001 AND SEPT 30, 2000

     Please  refer  to  item  1.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Review  accountants  discussions  Item  1

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

TORBAY  HOLDINGS,  INC.
By:
/s/  William  Thomas  Large
---------------------------
William  Thomas  Large
President  and  Chief  Executive  Officer
(Principal  Executive  Officer  and  Principal  Accounting  Officer)



Date:     November 19,  2001