Form 10QSB/A
period 2001-09-30
TORBAY HOLDINGS INC
filed 2002-01-15
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                         _______________________________

                                 AMENDMENT NO.1
                                       TO
                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

For  the  quarterly  period  ended  September  30,  2001

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

     Yes  X  No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                      OUTSTANDING AT
   CLASS                             SEPTEMBER 30, 2001
   -----                            ------------------
Common Stock, par value $.0001         15,550,000

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes __   No  X_

                              TORBAY HOLDINGS, INC.

              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
Part  I  -  FINANCIAL  INFORMATION

Item  1.     Financial  Statements                                            1
Item  2.     Management's Discussion and Analysis of Financial Condition
                and Results  of  Operations                                   6

Part  II  -  OTHER  INFORMATION
Item  1.     Legal  Proceedings                                               9
Item  2.     Changes  in  Securities  and  Use  of  Proceeds                  9
Item  3.     Defaults  Upon  Senior  Securities                               9
Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders      9
Item  5.     Other  Information                                               9
Item  6.     Exhibits  and  Reports  on  Form  8-K                            9

SIGNATURES                                                                   10
----------------------------


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

----------------------------

Part  I  -  FINANCIAL  INFORMATION

ITEM  2.     FINANCIAL  STATEMENTS

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                                    CONTENTS

PAGE      1   CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2001
              (UNAUDITED) AND DECEMBER 31, 2000

PAGE      2   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
              LOSS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001
              AND 2000 AND FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) TO
              SEPTEMBER 30, 2001 (UNAUDITED)

PAGE      3   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
              ENDED SEPTEMBER 30, 2001 AND 2000 AND FOR THE PERIOD FROM
              MARCH 24, 1999 (INCEPTION) TO SEPTEMBER 30, 2001 (UNAUDITED)

PAGES 4 - 5   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER
              30, 2001 (UNAUDITED)

                                 TORBAY HOLDINGS, INC. AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED BALANCE SHEETS
                                     ---------------------------
                                                ASSETS
                                                ------
                                                                          September 30,  December 31,
                                                                              2001          2000
                                                                           ------------  ------------
                                                                           (Unaudited)
CURRENT ASSETS
  Cash                                                                     $         -   $    13,500
                                                                             ------------  ------------
    Total Current Assets                                                             -        13,500
                                                                           ------------  ------------

PROPERTY AND EQUIPMENT - NET                                                    28,460        28,813
                                                                           ------------  ------------
OTHER ASSETS
  Deposits                                                                       1,000         1,000
                                                                           ------------  ------------
    Total Other Assets                                                           1,000         1,000
                                                                           ------------  ------------

TOTAL ASSETS                                                               $    29,460   $    43,313
-------------                                                              ============  ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ------------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                    $   140,345   $   123,029
  Loan payable - stockholder                                                    17,235        14,200
  Obligations under capital lease                                                7,032         7,120
                                                                           ------------  ------------
    Total Current Liabilities                                                  164,612       144,349
                                                                           ------------  ------------
LONG TERM LIABILITIES
  Notes and loans payable                                                      150,000       150,000
  Obligations under capital leases                                              20,026        20,274
                                                                           ------------  ------------
    Total Long-Term Liabilities                                                170,026       170,274
                                                                           ------------  ------------
TOTAL LIABILITIES                                                              334,638       314,623
                                                                           ------------  ------------
STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.0001 par value, 20,000,000 shares authorized, 700,000
     Series 1 convertible shares issued and outstanding                              -            70
  Common stock, $.0001 par value, 100,000,000 shares authorized,
     16,150,000 and 6,350,000 issued and outstanding                             1,615           635
  Additional paid-in capital                                                 1,053,401       774,311
  Accumulated deficit during development stage                              (1,359,588)   (1,045,317)
  Accumulated other comprehensive income (loss)                                   (606)       (1,009)
                                                                           ------------  ------------
TOTAL STOCKHOLDERS' DEFICIENCY                                                (305,178)     (271,310)
                                                                           ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                             $    29,460   $    43,313
-------------------------------------------------                          ============  ============


                                      -1-

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
          ------------------------------------------------------------
                                   (UNAUDITED)

                                                                                                                    For the Period
                                            For the Three                                                               From
                                                Months         For the Three     For the Nine       For the Nine    March 24, 1999
                                                Ended           Months Ended     Months Ended       Months Ended   (Inception) to
                                             September 30,     September 30,     September 30,       September 30,  September 30,
                                                 2001              2000              2001               2000             2001
                                          ------------------  ----------------  ---------------   ----------------  -------------
INCOME                                     $               -   $            -   $            -     $           -     $          -
                                          ------------------  ----------------  ---------------   ----------------  --------------

EXPENSES
 Consulting                                                -            7,315                -           108,723          251,904
 Directors fees                                       20,961           12,000           24,170            27,260          169,744
 Executive compensation                                    -                -          220,000                 -          220,000
 Depreciation and amortization                             -              777                -             2,425           41,532
 Legal and professional fees                          32,449           62,598           35,976           119,528          253,745
 Loss from impairment of intangible assets                 -                -                -                 -          247,325
 Other selling, general and administrative            22,934           27,965           34,127            54,392          175,338
                                          ------------------  ----------------  ---------------   ----------------  --------------

TOTAL EXPENSES                                        76,344          110,655         (314,273)          312,328       (1,359,588)
                                          ------------------  ----------------  ---------------   ----------------  --------------

NET LOSS                                             (76,344)        (110,655)        (314,273)         (312,328)      (1,359,588)

OTHER COMPREHENSIVE INCOME/(LOSS)
  Foreign currency translation gains/                 (1,733)          (9,251)            (606)          (20,705)            (606)
  (losses)                                 ------------------  ----------------  ---------------   ----------------  --------------

COMPREHENSIVE LOSS                         $         (78,077)  $     (119,906)   $    (314,879)    $    (333,033)     $(1,360,194)
--------------------                       ==================  ================  ===============   ================  ==============

Net loss per common share - basic          $               -   $         (.02)   $       (0.03)    $       (0.06)     $     (0.20)
 and diluted                               ==================  ================  ===============   ================  ==============

Weighted average number of common shares
 outstanding - basic and diluted                  16,032,609        5,150,000       11,230,586         5,150,000        6,897,505
                                           ==================  ================  ===============   ================  ==============

          See accompanying notes to consolidated financial statements.

                                      -2-

                                 TORBAY HOLDINGS, INC. AND SUBSIDIARY
                                     (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 -------------------------------------
                                              (UNAUDITED)
                                                                                              Cumulative From
                                                                For the Nine    For the Nine   March 24, 1999
                                                                Months Ended    Months Ended   (Inception) to
                                                                September 30,   September 30,   September 30,
                                                                     2001           2000            2001
                                                                -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                                      $  (314,272)    $  (312,328)    $(1,359,588)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                           353           2,456          41,885
 Stock issued for executive compensation                             220,000               -         220,000
 Option deposit charged to operations                                      -               -          15,000
 Loss on impaired assets                                                   -               -         247,325
 Increase (decrease) in:
 Accounts payable and accrued expenses                                17,317          54,418         140,345
                                                                -------------   -------------   -------------
   Net Cash Used In Operating Activities                             (76,602)       (255,454)       (695,033)
                                                                -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Deposit on potential investment                                           -               -         (16,000)
 Purchase of property and equipment                                        -               -          (5,931)
                                                                -------------   -------------   -------------
   Net Cash Used In Investing Activities                                   -               -         (21,931)
                                                                -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Obligations (payments) under capital leases                            (336)        (29,124)        (12,951)
 Proceeds from issuance of common stock                               60,000               -         753,848
 Proceeds from stockholder loans                                       3,035          14,200          17,235
 Due to related party                                                      -         (12,614)        (81,987)
 Due to creditors                                                          -               -        (161,650)
 Subscription receivable                                                   -          50,000          50,000
 Proceeds from issuance of notes and loans payable                         -          50,000         150,000
 Proceeds from line of credit                                              -         177,980               -
                                                                -------------   -------------   -------------
   Net Cash Provided By Financing Activities                          62,699         250,442         714,495
                                                                -------------   -------------   -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  403           3,942           2,469
                                                                -------------   -------------   -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (13,500)         (1,070)              -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                       13,500          11,690               -
                                                                -------------   -------------   -------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                       $          -    $     10,260    $          -
------------------------------------------                      =============   =============   =============

Cash paid during the period for:
 Interest                                                       $          -    $          -    $      4,417
                                                                =============   =============   ==============
          See accompanying notes to consolidated financial statements.



                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2001
                            ------------------------

NOTE  1     BASIS  OF  PRESENTATION
-------    ------------------------

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

On April 9, 2001, Torbay Holdings received notice that the funding under the agreement would be provided by Tillotson Pte Limited, an investment partner of Douglaston Investments, and that an initial draw of $2,000,000 on the line of credit would be provided no later than April 20, 2001. As of the date of this report, Torbay Holdings had not received funding under the agreement. Because of the the significant delays in closing the financing transaction, Torbay Holdings no longer believes that such financing will be received. As a result, Torbay Holdings is actively seeking additional financing from other parties.

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

In August 2001, the Company issued 600,000 shares of restricted common stock at $0.10 per share for cash proceeds of $60,000.

NOTE  4     GOING  CONCERN
-------     --------------

As reflected in the accompanying financial statements, the Company has accumulated losses since inception of $1,359,588, a working capital deficiency of $164,612, stockholders' deficiency of $305,178 and cash used in operations of $76,602. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management's plans include obtaining an open line of credit up to $10,000,000 in exchange for an option to purchase shares which will provide the Company with the funds it requires to implement its business plan (See Notes 2 and 5).

NOTE  5     AGREEMENTS
-------     ----------

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

In July 2001, the Company entered into a purchase agreement with two individuals who hold the intellectual property rights, software and know-how to a computer mouse known as the "KAT". Under the terms of the agreement, the Company will acquire all of the sellers' rights, title and interests in the KAT in exchange for 220,000 super convertible preferred shares. These shares will be convertible into 2,200,000 shares of common stock upon the satisfaction of certain financial performance requirements under the agreement's terms. In the event that the financial performance requirements are not achieved within five years from the signing of the agreement, then these preferred shares will convert to 220,000 shares of common stock. As of September 30, 2001, the preferred shares have not been issued by the Company.

On September 26, 2001, Torbay Holdings entered into a one-year corporate financing consultancy agreement with Glenn Michael Finanacial, Inc. to specifically assist with potential financial requirements, mergers and acquisitions, corporate capitalization and strategic development. For these future services Glenn Michaels will receive 500,000 shares of common stock.

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

     In July 2001, Torbay Holdings entered into a purchase agreement with two individuals who hold the intellectual property rights, software and know-how to a computer mouse known as the "KAT". Under the terms of the agreement, Torbay Holdings acquired all of the sellers' rights, title and interests in the KAT in exchange for 220,000 super convertible preferred shares. These shares will be convertible into 2,200,000 shares of common stock upon the satisfaction of certain financial performance requirements under the agreement's terms. In the event that the financial performance requirements are not achieved within five years from the signing of the agreement, then these preferred shares will convert to 220,000 shares of common stock. As of August 15, 2001, the preferred shares have not been issued by Torbay Holdings.

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

     On September 26, 2001, Torbay Holdings entered into a one-year Corporate Financing Consultancy Agreement with Glenn Michael Financial Inc. to specifically assist with potential financial requirements, mergers and acquisitions, corporate capitalization and strategic development. For these future services, Glenn Michael will receive 500,000 shares of common stock.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

     Torbay Holdings incurred a comprehensive net loss of $78,077 for the three months ended September 30, 2001 compared to $119,906 for the three months ended September 30, 2000. The decrease in net loss reflects the decrease in operating expenses over the prior period. Torbay Holdings did not generate any revenues for the three months ended September 30, 2001 or for the three months ended September 30, 2000.

     Torbay Holdings' total operating expenses decreased $41,829 to $76,344 for the three months ended September 30, 2001 from $110,655 for the three months ended September 30, 2000. This decrease was primarily due to a $30,149 decrease in legal and accounting fees. These decreases reflect Torbay Holdings' decision to curtail its operations until such time as it receives financing sufficient for it to implement its business plan.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

     Torbay Holdings incurred a comprehensive net loss of $314,879, or $0.03 per share, for the nine months ended September 30, 2001 compared to $333,033, or $0.06 per share, for the nine months ended September 30, 2000. The decrease in net loss reflects the decrease in operating expenses and a decrease in losses due to foreign currency translations over the prior period. Torbay Holdings did not generate any revenues for the nine months ended September 30, 2001 or for the nine months ended September 30, 2000.

     Torbay Holdings' total operating expenses increased $1,945 to $314,273 for the nine months ended September 30, 2001 from $312,328 for the nine months ended September 30, 2000. This decrease was due primarily to a $108,723 decrease in consulting fees, a $83,552 decrease in professional fees and a $20,265 decrease in selling, general and administrative expenses. The decrease in consulting fees reflects the decreased use of consultants after the formation of Designer Appliances, its merger into Torbay Holdings and the merger and acquisition by Torbay Holdings of an inactive public company. The decrease in professional fees and general, selling and administrative expenses reflects Torbay Holdings' decision to curtail its operations until such time as it receives financing sufficient for it to implement its business plan. These decreases were partially offset by an $220,000 increase in compensation expense reflecting the issuance of 2,200,000 shares of common stock to executive officers and directors of Torbay Holdings as compensation for past services.

     Foreign currency translation losses decreased $20,099 to $606 for the nine months ended September 30, 2001 from $20,705 for the nine months ended September 30, 2000 due to a more favorable exchange rate between the U.S. dollar and the British pound.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Torbay Holdings has had insignificant sales and revenue. Since inception, Torbay Holdings and its subsidiary Designer Appliances have focused on organizational activities and development of Torbay Holdings' products and marketing strategies. Management estimates that it will require between $5.5 million and $9.0 million for the calendar year 2002. The higher figure assumes payment on delivery and 90 days debtors, the lower figure assuming zero debtor days which reflects, though in the extreme, the expectation that most goods will be supplied on letters of credit. Designer Appliances will require between $6.5 million and $18.2 million on the same basis over the next two years to support manufacturing and marketing operations at the planned levels. These figures include an allocation of $1.11 million in capital expenditure, primarily for tooling costs which in early discussions with one potential manufacturer suggest may possibly be amortized into the cost of product supply. Intellectual property rights and development costs are planned at $1.8 million and sales and marketing $6.2 million for this period. The acquisition of additional subsidiaries would also require additional capital.

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

     On April 9, 2001, Torbay Holdings received notice that the funding under the agreement would be provided by Tillotson Pte Limited, an investment partner of Douglaston Investments, and that an initial draw of $2.0 million on the line of credit would be provided no later than April, 20, 2001. As of the date of this report, Torbay Holdings had not received funding under the agreement. Because of the the significant delays in closing the financing transaction, Torbay Holdings no longer believes that such financing will be received. As a result, Torbay Holdings is actively seeking additional financing from other parties.

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

     (a)     Exhibits
             None.

     (b)     Reports  on  Form  8-K
             None.

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



Date:     December 21, 2001