Form 10KSB
period 2001-12-31
TORBAY HOLDINGS INC
filed 2002-04-29
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

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


         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         There were no revenues for the issuer's fiscal year ended December 31, 2001.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On April 24, 2002: $575,120.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Torbay Holdings, Inc. had 16,461,000 shares of common stock outstanding as of April 24, 2002.

Transitional Small Business Disclosure Format (check one):  Yes           No   X

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

         On October 26, 1999, Torbay Acquisition Corporation, a reporting company under the Securities Exchange Act of 1934, as amended, merged into Torbay Holdings. Torbay Holdings became a successor issuer to Torbay Acquisition Corporation pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission.

         All references to "dollars," "U.S. dollars," "$," or "US$" are to United States dollars, and all references to "pounds" or "(pound)" are to British pounds sterling. As of December 31, 2001, the Interbank exchange rate was (pound) 1.45150 to $1.00.

BUSINESS AND ACQUISITION STRATEGY

         Torbay Holdings plans to acquire diversified, wholly-owned subsidiaries which are late-stage development or early-stage commercial companies, with opportunities in niche markets. Additionally, Torbay Holdings intends to own and manage assets from a variety of locations each having protection either by deed or intellectual property rights. Torbay Holdings intends to purchase subsidiaries on an equity participation basis and issue convertible preferred stock, which will be convertible to common stock upon the attainment of a profit objective of a specified subsidiary or product line within a given time frame, in exchange for the outstanding voting stock of the subsidiary. In this way, value is not delivered to the incoming businesses until such businesses reach specified profitability targets. Torbay Holdings expects such profitability, if any, to be reflected in the share price of its common stock, thereby limiting the dilution caused by its acquisitions.

     Members of the board of directors of Torbay Holdings intend to be active participants in the management and operation of its subsidiaries. Torbay Holdings expects that significant direct involvement and the time allocation of its directors will be required in the period immediately following the acquisition of a subsidiary. Consequently, Torbay Holdings estimates that a maximum of three or four start up subsidiaries will be manageable during the first twelve months following their acquisition. However, as a subsidiary becomes profitable this time demand on Torbay Holdings directors will diminish, allowing them the opportunity to assume a similar role in newly other acquired subsidiaries.

     Torbay Holdings currently owns one subsidiary, Designer Appliances Ltd., and is actively seeking additional acquisitions. Torbay Holdings has completed agreements to acquire intellectual property rights, namely UK Patent No GB 2328296, granted on January 27, 2002. The Company has subsequently filed with the United States Patent and Trademark Office for a registered trademarks upon this device, the product previously called "Project KAT" will be launched commercially as the Quill. The Quill computer pointer or computer mouse product in clinical trials presented to the company, eliminates the risk of repetitive strain injury from the use of the computer mouse.

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

The Quill computer mouse.
--------------------------

      In July 2001, the Company entered into a definitive purchase agreement with two individuals who held the intellectual property rights and a third individual who was involved in the design drawings for the software and know-how for the computer mouse product now referred to as the Quill (formally known as the "KAT"). Under the terms of the agreement, the Company acquired all of the sellers' rights, title and interests in the KAT in exchange for 220,000 convertible preferred shares. These shares will be convertible into 2,200,000 shares of common stock upon the satisfaction of certain financial performance requirements under the agreement's terms. Under this agreement an additional 200,000 convertible preferred shares are also to be issued if and when a patent is granted which patent has been applied for. Such patent rights were granted in January 2002. These additional preferred shares are convertible under the identical financial performance requirements. In the event that the financial performance requirements are not achieved within five years from the signing of the agreement, then these preferred shares will convert on a 1:1 basis of common stock. As of the date of this Report, none of the convertible preferred shares have been issued by the Company.

    The Quill design, without altering the way an individual works, maintains the hand used to maneuver the computer mouse, in a "neutral" or low biomechanical load position, similar to a hand shake position while using a mouse. It is larger than an ergonomic mouse so it is more comfortable to use. The Quill keeps the users hand, wrist and lower forearm within certain critical angles so as not to overly extend the median nerve.

      The Company is in the process of developing its E-Quill-Liberator Software that the Company believes will help manage injuries typically associated with using a computer mouse such as Cumulative Trauma Disease (CTD) or Repetitive Strain Injury (RSI) and Carpal Tunnel Syndrome (CTS). The mouse driver software supplied will have a user de-selectable default that prompts users to take a 15 minute break every two hours, which is a recommendation of the OSHA and published in their Ergonomic Report: Office and Clerical, extracts relating to TW921209, Computer Layout & Design. The E-Quill-Liberator software suite will extend fatigue management and make recommendations as to how users might seek to alleviate observed sensations in specific limb zones by offering a series of exercises. The information, securely contained on the users personal computer, would be used to suggest breaks and exercises customized to suit their individual body mechanics.

         Wurlitzer Toaster. The Wurlitzer Toaster is in the design stage and is anticipated to follow Designer Appliances' "retro" theme, while incorporating modern technology. The product is expected to have two chrome ends in the shape of fins with central glass panels to allow for the toasting process to be observed. Designer Appliances is also considering incorporating an FM radio with this product for practicality.

         Thalia Kettle. The Thalia Kettle will incorporate a "retro" design in order to be marketed with the Wurlitzer Toaster. The product is anticipated to have instant heat delivery, rapid boil and other potentially patentable design aspects.

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

     Designer Appliances, in conjunction with Torbay Holdings, Inc., intends to develop an Internet Web site for purposes of advertising the Company's products. Additionally, Torbay Holdings, Inc. maintains an Internet Web Site located at www.Torbayholdingsinc.net to market the Company's business activities and to solicit responses to a survey that the Company is conducting as to the extent and impact of computer related injuries. Following a review of the success of the Website in directing traffic from commercially interested parties to the Company's products, the Company transferred its web site to a new host, Cenicola-Helvin Enterprises, in preparedness for carrying out direct e-commerce activities to include sales of the Quill computer mouse and software.

MAJOR COMPETITORS

     Designer Appliances believes, in the area of its domestic appliance products (excluding the computer mouse) that there is no single major competitor in the United Kingdom and Europe competing in the upscale small domestic appliance sector. Designer Appliances is not aware of a competitor who manufactures and sells a vacuum cleaner protected by a similar design. See "Trademarks" herein. Designer Appliances is not aware of a competitor who sells a vacuum cleaner that converts to a piece of furniture when it is not in use.

     Competition in the computer mouse product sector is typically global by most product providers. Major players in the computer mouse supply sector may include, but not be limited to, Logitech, Kensington and Microsoft all of whom offer global ergonomic mouse product supplies. In terms of market differentiation, the Company is the only provider, to its knowledge, of a biomechanical mouse product. The company has also applied for a registration of its unregistered trademark "Biomechanical Computer Mouse" in addition to registrations for "Quill" and "E-Quill-Liberator" trademarks for its computer mouse and associated software, respectively.

PATENTS AND TRADEMARKS

         The  British  Patent  Office  has  granted  the  following  Design  and
Trademark registrations made by Designer Appliances:
Telstar I vacuum cleaner design protection     British design registration no.    2066378
The name "Telstar"                             British trademark registration no. 2209241
The name "Sputnik"                             British trademark registration no. 2209243

The tabletop design for the Telstar II,
Sputnik or Telestar Space Station              British design registration no.    2082459
The combined vacuum and table product          British design registration no.    2085669
The "Mistral" table top fan design             British design registration no.    2066377
The name "Mistral"                             British trademark registration no. 2209473
The name " Wurlitzer"                          British trademark no.              2209244
UK Patent Grant; Hand Held Manipulation
     Device eg Computer Mouse or Joy Stick     British patent no                BG2328496


US Patent and Trademark Office
--------------------------------
Trademark "Quill"                              US trademark application No.     78/103878
Trademark "E-Quill-Liberator"                  US trademark application No.     78/105096
Trademark "Biomechanical Computer Mouse"       US trademark application No.     78/105097



EMPLOYEES

     Torbay Holdings has two full-time employees and two part-time employees, including its executive officers, neither of which have formal employment agreements with the Company.

RECENT SUBSEQUENT EVENTS

     Whereas the Company had a loan outstanding in the amount of $100,000 owed to The Bonaccorde Trust and had 66,667 warrants outstanding exercisable at $1.50, on March 21, 2002 the Company entered into an agreement to convert such loan and warrants into 833,333 shares of the Company's restricted common stock. Such shares were valued at a 20% discount to the closing price of the Company's common stock on March 21, 2002.

     On March 26, 2002, Gordon Lane, the Chairman of the Company, having loaned the Company an amount of $35,647 through that date, converted this loan into 297,063 shares of the Company's restricted common stock. Additionally, the Company's President, Thomas Large, purchased from the Company 333,333 shares of the Company's restricted common stock for an aggregate price of $40,000.

      On March 26, 2002 Colin Peter Gervaise-Brazier resigned from his position as a director of the Company.

      On April 16, 2002 the Company entered into a manufacturing agreement with Dynapoint, Inc., a manufacturer and OEM supplier of computer input devices. The agreement covers the production of 3 left-handed and 3 right-handed versions of the Quill(TM) and software to include a 15 min break in 2 hours of operation.

                                  RISK  FACTORS

         An investment in our common stock is speculative in nature and involves a high degree of risk. You should carefully consider the following risks and the other information contained in this report. The price of our common stock could decline due to any of these risks, and you could lose all or part of your investment. You also should refer to the other information included in this report, including the financial statements and related notes thereto. In addition, the risks described below are not the only ones facing us. We have described only the risks we consider material. However, there may be additional risks that we view as not material or of which we are not presently aware.

         If any of the events described below were to occur, our business, prospects, financial condition or results of operations or cash flow could be materially adversely affected. When we say that something could or will have a material adverse effect on it, we mean that it could or will have one or more of these effects.

Special  note  regarding  forward-looking  statements

         This report may contain certain forward-looking statements and information relating to us that are based on beliefs and its principals as well as assumptions made by and information currently available to them. These statements include, among other things, the discussions of our business strategy and expectations concerning our market position, future operations, expansion opportunities, and profitability. When used in these documents, the words "anticipate," "feel," "believe," "estimate," "expect," "plan," and "intend" and similar expressions, as they relate to us or our principals, are intended to identify forward-looking statements. Such statements reflect the current view of respecting future events and are subject to certain risks, uncertainties, and assumptions, including the meaningful and important risks and uncertainties noted, particularly those related to our operations, results of operations, and growth strategy, liquidity, competitive factors and pricing pressures, changes in legal and regulatory requirements, general economic conditions, and other factors described in this report.

WE  HAD  LOSSES  IN  THE  FISCAL  YEARS  ENDED  DECEMBER 31, 2001.

     We had a net loss of $418,184 for the fiscal year ended December 31,2001. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to manufacture and market our appliance and computer products. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.


WE WILL NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE FOR OUR OPERATIONS AND IF WE ARE UNABLE TO SECURE SUCH FINANCING, WE MAY NOT BE ABLE TO SUPPORT OUR OPERATIONS.

     Future events, including the problems, delays, expenses and difficulties frequently encountered by companies, may lead to cost increases that could make our funds, if any, insufficient to support our operations. We may seek additional capital, including an offering of our equity securities, an offering of debt securities or obtaining financing through a bank or other entity. We have not established a limit as to the amount of debt we may incur nor have we adopted a ratio of our equity to a debt allowance. If we need to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock. We could suffer adverse consequences if we are unable to obtain additional capital when needed.

THE EVENTS OF SEPTEMBER 11TH HAVE RESULTED IN INCREASED UNCERTAINTY REGARDING THE ECONOMIC OUTLOOK.

     The terrorist attacks on September 11, 2001 have resulted in increased uncertainty regarding the economic outlook. It is not possible at this time to project the economic impact of these events, although past experience suggests there may be a loss in consumer and business confidence and a reduction in the rate of economic growth or an economic recession. With the U.S. economy already on the edge of recession before the attacks, any further deterioration in either the U.S. or international economies would adversely affect our financial condition and results of operations.


THE  LOSS  OF  OUR  KEY  EMPLOYEES  MAY  ADVERSELY AFFECT OUR GROWTH OBJECTIVES.

         Our success in achieving our growth objectives depends upon the efforts of our top management team including the efforts of Messrs. Large and Lane. The loss of the services of either of these individuals may have a material adverse effect on our business, financial condition and results of operations. We can give no assurance that we will be able to maintain and achieve our growth objectives should we lose any or all of these individuals' services.

MANY OF OUR COMPETITORS ARE LARGER AND HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO AND THOSE ADVANTAGES COULD MAKE IT DIFFICULT FOR US TO COMPETE WITH THEM.

     The general appliances industry is competitive as well as the general computer products industry which includes several companies which have achieved substantially greater market share than we have, and have longer operating histories, have larger customer bases, have substantially greater financial, development and marketing resources than we do. If overall demand for our products does not develop or, once developed, if it should decrease, it could have a material adversely affect on our operating results.

SPECULATIVE NATURE OF APPLIANCE INDUSTRY.

     In the household appliances and furnishings industry the commercial success of any product is often dependent on factors beyond the control of the company, including but not limited to market acceptance and retailers' prominently shelving and selling the products. Torbay may experience substantial cost overruns in manufacturing and marketing its products, and may not have sufficient capital to successfully complete any of its projects. Torbay may not be able to manufacture or market its products because of industry conditions, general economic conditions, competition from existing or new manufacturers and distributors, or lack of acceptance for its products by consumers or retail outlets. Torbay may also incur uninsured losses for liabilities which arise in the ordinary course of business in the manufacturing industry, or which are unforeseen, including but not limited to trademark infringement, product liability, and employment liability. See "BUSINESS."

TORBAY HAS A LIMITED ADVERTISING BUDGET.

     Goods aimed at a luxury market are often marketed through the media which may result in high advertising costs. Torbay may not have the resources available to purchase enough media exposure to find a market for its products.

TORBAY IS DEPENDANT ON RETAIL OUTLETS.

     Torbay intends to market its products through upscale department stores, boutiques and designer outlets. Torbay does not currently have any arrangements or agreements with any such stores to carry its products once produced. There can be no assurance that Torbay will be able to locate retail outlets to stock the its products, what shelving space prominence those outlets will give
Torbay's products, or whether the Company's products will be given a lower profile in the future.

TRADEMARK PROTECTION AND PROPRIETARY MARKS.

     Notwithstanding the pending registration of certain trade names with the US Trademark Office, and the grant of a Patent and Trade marks by the British Patent Office, there is no assurance that Torbay will be able to enforce against use of any of its marks or patents. There is also no assurance that Torbay will be able to prevent competitors from using the same or similar names, marks, concepts or appearances or that it will have the financial resources necessary to protect its marks against infringing use.

WE MAY, IN THE FUTURE, ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK WHICH WOULD REDUCE INVESTORS PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

         Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.0001 per share, and 20,000,000 shares of preferred stock, par value $.0001 per share. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common or preferred stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.


SHARES  ELIGIBLE  FOR  FUTURE  SALE  MAY  ADVERSELY  AFFECT  THE  MARKET.

     As of April 24, 2002, the Company had 16,461,000 shares of its Common Stock issued and outstanding 11,311,000 of which the Company believes to be "restricted securities". Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of Common Stock may adversely affect prevailing market prices of our Common Stock.

SINCE WE HAVE NOT PAID ANY DIVIDENDS ON OUR COMMON STOCK AND DO NOT INTEND TO DO SO IN THE FORESEEABLE FUTURE, A PURCHASER OF OUR COMMON STOCK WILL ONLY REALIZE AN ECONOMIC GAIN ON HIS OR HER INVESTMENT FROM AN APPRECIATION, IF ANY, IN THE MARKET PRICE OF OUR COMMON STOCK.

         We have never paid, and have no intentions in the foreseeable future to pay, any cash dividends on our common stock. Therefore an investor in our common stock, in all likelihood, will only realize a profit on his investment if the market price of our common stock increases in value.

THE APPLICATION OF THE "PENNY STOCK REGULATION" COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

         Our securities may be deemed a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell our securities and may have the effect of reducing the level of trading activity of our common stock in the secondary market. The foregoing required penny stock restrictions will not apply to our securities if such securities maintain a market price of $5.00 or greater. We can give no assurance that the price of our securities will reach or maintain such a level.

UNCERTAINTY AS TO THE CONTINUATION OF TORBAY AS A GOING CONCERN

     The  audited  financial  statements  of  Torbay  for  the fiscal year ended
December 31, 2001, reflect an accumulated net loss of $418,184. These conditions raise substantial doubt about Torbay's ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet Torbay's working capital needs.

IN THE FUTURE, THE AUTHORIZATION OF OUR PREFERRED STOCK MAY HAVE AN ADVERSE EFFECT ON THE RIGHTS OF HOLDERS OF OUR COMMON STOCK.

         We may, without further action or vote by our shareholders, designate and issue additional shares of our preferred stock. The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of holders of the common stock and thereby reduce the value of the common stock. The designation and issuance of preferred stock favorable to current management or shareholders could make the possible takeover of us or the removal of our management more difficult and discharge hostile bids for control of us which bids might have provided shareholders with premiums for their shares.

OFFICERS AND DIRECTORS HAVE LIMITED LIABILITY AND HAVE INDEMNITY RIGHTS

     The Certificate of Incorporation and By-Laws of Torbay provide that Torbay indemnify its officers and directors against losses sustained or liabilities incurred which arise from any transaction in such officer's or director's respective managerial capacity unless such officer or director violates a duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend, or derived an improper benefit from the transaction. Torbay's Certificate of Incorporation and By-Laws also provide for the indemnification by it of its officers and directors against any losses or liabilities incurred as a result of the manner in which such officers and directors operate Torbay's business or conduct its internal affairs, provided that in connection with these activities they act in good faith and in a manner which they reasonably believe to be in, or not opposed to, the best interests of Torbay, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

ENFORCEABILITY OF CERTAIN CIVIL LIABILITIES

       The Company's officers and directors reside outside the United States. The Company anticipates that a substantial portion of the assets that may be developed or acquired by it will be located outside the United States and, as a result, it may not be possible for investors to effect service of process within the United States upon the officers or directors, or to enforce against Torbay's assets or against such person judgements obtained in United States courts predicated upon the liability provisions, and most particularly the civil liability provisions, of the United States securities laws or state corporation or other law.

UNFORESEEN RISKS OF ACQUIRED COMPANIES

     Companies that may be acquired by Torbay or with which Torbay may enter into a business relationship may face competition from more established or better financed companies. In addition, any one or more of these companies may produce or manufacture equipment, technology or other goods that pose inherent risks in production or operation. It is impossible to foresee these risks herein, but Torbay will consider such risks before entering into any business combination.


ITEM 2.  DESCRIPTION OF PROPERTY

OFFICES/PROPERTY

         The Company operates out of an office space made available at no cost by Mr. A. G. Lane. The address is 4 Mulford Place, Suite 2G, Hempstead, NY, 11550 and is to be the registered address of Torbay Holdings Inc. until such time as permanent office facilities in the New York area can be acquired.

     Currently, Designer Appliances has no facilities as its employees work from home. On April 16, 2002 the Company contracted with Dynapoint, Inc., located in California, for Dynapoint to provide warehousing and logistics facilities for the Company's Quill product. We believe that our leased properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3.           LEGAL PROCEEDINGS

     As of the date of this Form 10-KSB, Torbay Holdings, Inc. is not a party to any litigation, and management has no knowledge of any threatened or pending litigation against Torbay Holdings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


                                     PART II

ITEM 5.  MARKET FOR TORBAY  HOLDINGS'  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
         MATTERS

         Torbay Holdings' common stock was authorized to trade on December 23, 2000 on the over-the-counter market with quotations available on the OTC Electronic Bulletin Board under the symbol "TRBY." No trades occurred until January 3, 2001.

     The following table sets forth the range of high and low bid quotations of our common stock for the periods indicated. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions, and may not represent actual transactions.



                                               HIGH         LOW
                                              -------      ------
YEAR  ENDED  DECEMBER  31,  2001

First Quarter                              $4.87            $4.00
Second  Quarter                            $4.62            $3.00
Third  Quarter                             $2.30            $0.25
Fourth  Quarter                            $0.50            $0.25



SECURITY  HOLDERS

     At April 12, 2002, there were 16,461,000 shares of Torbay Holdings' common stock outstanding, which were held of record by approximately 401 stockholders, not including persons or entities who hold the stock in nominee or "street" name through various brokerage firms.

Dividends

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

Recent Sale of Unregistered Securities

     During the fourth quarter for the fiscal year ended December 31, 2001, the Company did not issue unregistered securities.

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

     Through Designer Appliances, Torbay Holdings has developed and intends to market (i) household appliances and (ii) the Quill computer mouse and software. The Company's products are designed to attract a premium, upscale market. Management believes that they have identified products of an under exploited opportunity in the household and domestic appliances market and is now expanding its product line to include computer related products. There is no assurance that Torbay Holdings will be able to successfully manufacture or market these items.

      In July 2001, the Company entered into a definitive purchase agreement with two individuals who held the intellectual property rights and a third individual who was involved in the design drawings for the software and know-how for the computer mouse product now referred to as the Quill (formally known as the "KAT"). Under the terms of the agreement, the Company acquired all of the sellers' rights, title and interests in the KAT in exchange for 220,000 convertible preferred shares. These shares will be convertible into 2,200,000 shares of common stock upon the satisfaction of certain financial performance requirements under the agreement's terms. Under this agreement an additional 200,000 convertible preferred shares are also to be issued if and when a patent is granted which patent has been applied for. Such patent rights were granted in January 2002. These additional preferred shares are convertible under the identical financial performance requirements. In the event that the financial performance requirements are not achieved within five years from the signing of the agreement, then these preferred shares will convert on a 1:1 basis of common stock. As of the date of this Report, none of the convertible preferred shares have been issued by the Company.

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

     On September 26, 2001, Torbay Holdings entered into a one-year Corporate Financing Consultancy Agreement with Glenn Michael Financial Inc. to specifically assist with potential financial requirements, mergers and acquisitions, corporate capitalization and strategic development. The Company agreed to issue to Glenn Michael 500,000 shares of common stock valued at $.10 per share for a total of $50,000.

RESULTS OF  OPERATIONS  FOR THE YEARS ENDED  DECEMBER  31, 2001 AND DECEMBER 31,
2000

     Torbay Holdings incurred a net loss of $418,184, or $0.03 per share compared to a net loss of $420,265, or $0.08 per share, for the year ended December 31, 2000. The decrease in net loss reflects the decrease in operating expenses over the prior period. Torbay Holdings did not generate any revenues for the year ended December 31, 2001 or for the period ended December 31, 2000.

     Torbay Holdings' total operating expenses decreased $2,081 to $418,184 for the year ended December 31, 2001 from $420,265 for the year ended December 31, 2000. This decrease in expenses is attributed primarily to a $58,680 decrease in professional fees and a $41,907 decrease in other selling, general and administrative expenses. The decreases in operating expenses were partially offset by a $107,740 increase in director's fees.

LIQUIDITY AND CAPITAL RESOURCES

         Torbay Holdings, including its subsidiary Designer Appliances, has incurred start-up costs, including administrative costs and research and development costs. To date, Torbay Holdings has received funds from sales of its securities and from loans. It has primarily used the proceeds from the sale of the securities of Designer Appliances (prior to becoming a subsidiary) for payment of operating costs to date. Since inception, Torbay Holdings has received an aggregate of $803,848 from the sale of its securities and $174,985 from loan proceeds. Designer Appliances issued promissory notes in an aggregate amount of $161,650 for the cost of purchasing the intellectual property rights to its products, which was repaid in full by Torbay Holdings from subscription proceeds in 1999.

     Torbay Holdings has had no sales and revenue. Since inception, Torbay Holdings and its subsidiary Designer Appliances have focused on organizational activities and research and development of Torbay Holdings' products and marketing strategies. Management estimates that it will require between $0.5 million and $1.0 million for the calendar year 2002 to launch its Quill mouse product. The higher figure assumes payment on delivery and 90 days debtors, the lower figure assuming zero debtor days which reflects, though in the extreme, the expectation that most goods will be supplied on letters of credit. Although the Company believes that Designer Appliances would require between $6.5 million and $18.2 million on the same basis over the next two years to support manufacturing and marketing operations at the planned levels, management anticipates that revenue generation from the sales of the computer mouse, if at the levels anticipated, could generate cash to commence the introduction of the Company's other products and allow for access to bank credit instruments thereby reducing the extent of outside funds required. These figures include an allocation of $1.11 million in capital expenditure, primarily for tooling costs which in early discussions with one potential manufacturer suggest may possibly be amortized into the cost of product supply. Intellectual property rights and development costs are planned at $1.8 million and sales and marketing $6.2 million for this period. The acquisition of additional subsidiaries would also require additional capital.

     Torbay Holdings' ability to develop its operations is dependent upon its receiving additional capital financing. Torbay Holdings may raise capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. Torbay Holding's audited financial statements raise substantial doubt about Torbay's ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet Torbay's working capital needs.

ITEM 7. FINANCIAL STATEMENTS

         The consolidated audited financial statements for the period ended December 31, 2001 are included beginning on page F-1 of this Annual
Report on Form  10-KSB following Item 13.


ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF TORBAY HOLDINGS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The table below sets forth certain information with respect to Torbay Holdings' directors and executive officers as of April 12, 2002. On March 26, 2002 Colin Peter Gervaise-Brazier resigned as a director of the Company.


        Name                            Position
-------------------------       -----------------------

Alexander Gordon Lane           Chairman, Director and acting Secretary

William Thomas Large            Chief Executive Officer, President and Director

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

         Alexander Gordon Lane, 59, Secretary and a Director of Torbay Holdings, has served in such capacities since October 1999. Mr. Lane has been a Financial Consultant since 1998 and continues in such capacity. Mr. Lane has been in the financial services business for over 30 years. From 1976 to 1983 he served as Treasurer of Grindlays Bank PLCC, New York, and in 1983 he was a founding member of International Money Brokers which was acquired by Traditional North America. From 1993 to 1998, he was a principal of Intercontinental Exchange Partners, New York, as a capital markets broker in the interest and foreign exchange areas. Mr. Lane has an aeronautics degree from Wandsworth Technical College in London.

         William  Thomas  Large,  46,  has been  President  and Chief  Executive
Officer since September 2000 and a Director of Torbay Holdings and Chief Executive Officer of Designer Appliances since October 1998. From October 1996 until October 1998, Mr. Large was Chairman, Chief Executive Officer, a Director and a major stockholder of DeltaTheta Ltd., a heating and cooling technology company in Cheshire, England. From February 1997 until September 1999, Mr. Large also served as a director of DeltaMonitor Ltd, a medical devices company in Cheshire, England. From December 1996 until June 1997, Mr. Large also served as a director of SoundAlert Ltd, a company that manufactured emergency vehicle sirens. From September 1994 until July 1996, Mr. Large was a Director of AromaScan plc, a publicly listed instrumentation and technology company in Cheshire, England. Mr. Large graduated from Manchester Metropolitan University, in Manchester, England, and is the author or co-author of eight articles and two books relating to biochemical analysis.



ITEM 10.          EXECUTIVE COMPENSATION


SALARY COMPENSATION

     Mr. Lane currently receives no salary from Torbay Holdings, but received adhoc out of pocket expenses in the approximate amount of $11,000 for 2001 associated with the use of his offices as temporary office space for Torbay Holdings and for the use of an automobile. Mr. Lane will receive a salary of $80,000 per year upon receipt of funding of the company's business plan.

     Mr. Large's salary is $90,000 per year of which Mr. Large received adhoc payments and expenses of $19,461.50 for 2001. In 2001 the Company issued 2,200,000 shares of the Company's common stock valued at $.10 per share to Mr. Large. The Company also paid to Mr. Large $30,815 in the form of Director compensation. Mr. Large is eligible for a performance bonus of up to 100% of his base salary.

     The following table sets forth cash and non cash compensation for the fiscal year ended December 31, 2001 awarded to or earned by William Thomas Large, President, Chief Executive Officer and Director and by Alexander Gordon Lane, Chairman, Director and Secretary.

                Summary Compensation Table Annual Compensation
           -----------------------------------------------------------

Name and Principal                                               All Other
Positions                         Year   Salary($)  Bonus($)   Compensation($)
------------------------------   ------  ---------------------------------------

William Thomas Large              2001     (1)      --          --
Chief Executive Officer

Alexander Gordon Lane
Chairman and Secretary            2001      0       --          --

-----------------------------

(1) Mr. Large is eligible for a performance-related bonus of up to 100% of his annual salary. In 2001 the Company issued 2,200,000 shares of common stock valued at $.10 per share to Mr. Large. The Company also paid to Mr.
     Large $30,815  in  the  form  of  Directors  compensation.

EMPLOYMENT AGREEMENTS

         Torbay Holdings has not entered into any employment agreements with its executive officers or other employees to date. Torbay Holdings may enter into employment agreements with them in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL SHAREHOLDERS OF TORBAY HOLDINGS

     The following table sets forth certain information as of the date of this Report regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock. In general, beneficial ownership includes those shares that a person has the power to vote, sell, or otherwise dispose. Beneficial ownership also includes that number of shares, which an individual has the right to acquire within 60 days (such as stock options) of the date this table was prepared. Two or more persons may be considered the beneficial owner of the same shares. In this Annual Report on Form 10-KSB, "voting power" is the power to vote or direct the voting of shares, and "investment power" includes the power to dispose or direct the disposition of shares. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares.


                                                Amount and Nature       Percent
                                                      Of                  of
                             Position with        Beneficial            Common
Stock Name and Address      Torbay Holdings       Ownership (1)       Outstanding (1)
-----------------------------------------------------------------------------------------

Alexander Gordon Lane          Secretary, Director    430,000               2.6%
4 Milford Place
Hempstead, New York 11550

William Thomas Large            President, Chief    7,815,000(2)           47.5%
c/o 91 Tulip Avenue             Executive Officer
 Lily Building., Apt. A4        and Director
Floral Park, NY 11001

All Directors and Executive Officers                8,245,000(2)             50%
as a Group (2 persons)
 ----------------------------------

(1)Based upon 16,461,000 shares outstanding as of April 24, 2002.

(2)Includes 120,000 shares of common stock owned by Mr. Large's minor children. Such figure does not include 333,333 shares of common stock purchased by Mr. Large which shares have not yet been issued to him.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED TRANSACTIONS

         Pursuant to a Deed of Assignment of Intellectual Property Rights by William Thomas Large to Designer Appliances Ltd. dated June 10, 1999, Mr. Large assigned all of his right, title and interest in and to the design rights to the vacuum cleaner products, toaster, fan, kettle, space heater and heated hearth screen products now being developed by Torbay Holdings. Mr. Large's consideration for the assignment consisted of 20,000 shares of Series 1 Convertible Preferred Stock of Torbay Holdings, valued at (pound) 20,000, and (pound)50,000 in cash to be paid within six months of the date thereof. At December 31, 2000, Designer Appliances owed no further consideration of the (pound) 50,000 to Mr. Large. The terms of the assignment were not the result of arms-length negotiations.

     Gordon Lane, the Chairman of the Company, having loaned to the Company an amount of $35,647 as of the date of this Report, on March 26, 2002 converted such loan in 297,063 shares of the Company's restricted common stock. Additionally, the Company's President, Thomas Large, purchased from the Company 333,333 shares of the Company's restricted common stock for an aggregate purchase price of $40,000.


     In 2001 the Company issued 2,200,000 shares of its common stock, valued at $.10 per share, to Mr. Large. The Company also paid to Mr. Large $30,815 in the form of Director's compensation.

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

3.2      By-Laws of Torbay Holdings, Inc.(1)

4.1 Certificate of Designation with respect to Series 1 Convertible Preferred Stock of Torbay Holdings, Inc.(1)

4.2      Form of Common Stock Certificate(2)

10.1 Deed of Assignment of Intellectual Property Rights by W. Thomas Large to Designer Appliances Ltd. dated June 10, 1999(3)

10.2 Agreement among Michael Beard, 3T Designs Ltd. and Designer Appliances Ltd. dated June 12, 1999 with respect to registered and unregistered design rights (2)

10.3 Manufacturing Agreement between the Company and Dynapoint, Inc. dated April 16, 2002

10.4      Intellectual Property Rights Purchase Agreement dated July 12, 2001

10.5       Patent Assignment Agreement relating to "Fatigue Relief" dated
           July 12, 2001.
----------------------------------
(1) Incorporated herein by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 1999.

(2) Incorporated herein by reference to the Registration Statement on Form SB-2 (Registration No. 333-93847), filed with the Securities and Exchange Commission on December 30, 1999.

(3) Incorporated herein by reference to Amendment No. 1 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on January 10, 2000.

         (b)      Reports on Form 8-K.

         The Company did not file a Current Report on Form 8-K for the fourth quarter of the fiscal year ended December 31, 2001.


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

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001



                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------



                                    CONTENTS
                                    --------

PAGE     1     INDEPENDENT  AUDITORS'  REPORT

PAGE     2     CONSOLIDATED  BALANCE  SHEET  AS  OF  DECEMBER  31,  2001

PAGE     3     CONSOLIDATED  STATEMENTS  OF  OPERATIONS  AND OTHER COMPREHENSIVE
               INCOME  (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND FOR THE PERIOD
               FROM  MARCH  24,  1999  (INCEPTION)  TO  DECEMBER  31,  2001

PAGES  4-5     CONSOLIDATED  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               (DEFICIENCY) FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 2001

PAGE     6     CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  FOR  THE  YEARS  ENDED
               DECEMBER 31, 2001 AND 2000 AND FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) TO
               2001

PAGES 7-17     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER
               31,  2001


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To  the  Board  of  Directors  of:
Torbay  Holdings,  Inc.  and  Subsidiary
(A  Development  Stage  Company)

We have audited the accompanying consolidated balance sheet of Torbay Holdings, Inc. and Subsidiary (a development stage company) as of December 31, 2001 and the related consolidated statements of operations and other comprehensive income
(loss), changes in stockholders' equity (deficiency) and cash flows for the years ended December 31, 2001 and 2000 and for the period from March 24, 1999 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Torbay Holdings, Inc. and Subsidiary (a development stage company) as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 and for the period from March 24, 1999 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has accumulated losses of $1,463,501 since inception, a working capital deficiency of $222,552 and a stockholders' deficiency of $150,537. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 10. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG  &  COMPANY,  P.A.

Boca  Raton,  Florida
April  18,  2002

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2001
                             -----------------------

                                     ASSETS
                                    -------

CURRENT ASSETS

Cash
                                                                                               $        45
                                                                                               ------------
  Total Current Assets                                                                                  45
                                                                                               ------------

PROPERTY AND EQUIPMENT - NET                                                                         1,015
                                                                                               ------------

OTHER ASSETS
Intangible assets                                                                                  220,000
Deposits                                                                                             1,000
                                                                                               ------------
Total Other Assets                                                                                 221,000
                                                                                               ------------
TOTAL ASSETS                                                                                   $   222,060
-------------                                                                                  ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    -----------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                                                          $   179,647
Loans payable - stockholders                                                                        24,985
Obligations under capital lease                                                                     14,351
Short-term loans                                                                                     3,614
                                                                                               ------------
  Total Current Liabilities                                                                        222,597
                                                                                               ------------

LONG-TERM LIABILITIES
Notes and loans payable                                                                            150,000
                                                                                               ------------
  Total Long-Term Liabilities                                                                      150,000
                                                                                               ------------

TOTAL LIABILITIES                                                                                  372,597
                                                                                               ------------

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.0001 par value, 20,000,000 shares authorized, 220,000 shares to be issued            22
Common stock, $.0001 par value, 100,000,000 shares authorized, 16,400,000 issued and
 outstanding                                                                                         1,640
Common stock to be issued (500,000 shares)                                                              50
Additional paid-in capital                                                                       1,348,304
Accumulated deficit during development stage                                                    (1,463,501)
Accumulated other comprehensive income                                                                 448
Deferred consulting expense                                                                        (37,500)
                                                                                               ------------
TOTAL STOCKHOLDERS' DEFICIENCY                                                                    (150,537)
                                                                                               ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                 $   222,060
----------------------------------------------                                                 ============

          See accompanying notes to consolidated financial statements.

                        TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
                          COMPREHENSIVE INCOME (LOSS)
                          ---------------------------




                                             For The Year  For The Year  March 24, 1999
                                                Ended         Ended      (Inception) to
                                             December 31,   December 31, December 31,
                                                2001          2000           2001
                                             ------------  -----------   ------------
INCOME                                       $         -   $        -    $         -
                                             ------------  -----------   ------------

EXPENSES
 Directors fees and compensation                  250,815      143,075        396,990
 Professional fees                                 62,812      121,492        280,581
 Consulting fees                                   37,500       52,926        289,404
 Depreciation and amortization                        334       10,710         41,866
 Loss from impairment of intangible assets              -            -        247,325
 Other selling, general and administrative         50,155       92,062        190,767
 Loss on disposal of fixed assets                  16,568            -         16,568
                                             ------------  -----------   ------------

NET LOSS                                        (418,184)    (420,265)    (1,463,501)

OTHER COMPREHENSIVE INCOME (LOSS)
 Foreign currency translation gain (loss)           1,457       (2,135)          448
                                             ------------  -----------   ------------

COMPREHENSIVE LOSS                           $  (416,727)  $ (422,400)   $(1,463,053)
------------------                           ============  ===========   ============

NET LOSS PER SHARE - BASIC AND DILUTED       $     (0.03)  $    (0.08)   $     (0.23)
                                             ============  ===========   ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD - BASIC AND
 DILUTED                                      11,982,993    5,153,279      6,440,498
                                             ============  ===========   ============

          See accompanying notes to consolidated financial statements.
                                        3

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
       FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 2001
       -------------------------------------------------------------------

                                                                                     Deficit
                     Preferred Stock      Common Stock      Common Stock   Additional Accumulated Accumulated
                                                           To Be Issued    Paid-in    During       Other       Deferred
                                                                                    Development Comprehensive   Consulting
                   Shares    Amount    Shares    Amount   Shares   Amount   Capital    Stage    Income (Loss)   Expense    Total
                  --------  --------  -------   -------  -------  -------  --------   -------  --------------  ---------  -------

Issuance of common
stock to founder       -    $   -    5,000,000   $ 500      -     $    -    $   -     $   -      $    -        $   -      $   500

Cancellation of
original founder
shares                 -        -   (5,000,000)   (500)     -          -        -         -           -           -         (500)

Issuance of
Preferred stock
for acquisition
of subsidiary    700,000       70         -        -        -         -      31,098       -           -           -        31,168

stock for cash and
subscriptions          -        -    4,850,000     485      -         -      599,515      -           -           -       600,000

Issuance of common
stock in connection
with merger            -        -      250,000      25      -         -        343        -           -           -           368

Foreign currency
translation gain       -        -         -          -      -         -          -        -          1,126        -         1,126

Net loss for the
period from March 24,
1999 (inception) to
December 31, 1999      -        -         -          -      -         -           -    (625,052)      -           -      (625,052)
                   --------  --------  -------   -------  -------  -------  --------   ----------  -----------  -------- ---------

Balance, December
31, 1999          700,000     $ 70    5,100,000   $ 510      -        -     630,956   $(625,052)   $  1,126       -          7,610

Issuance of
common stock            -        -       50,000      5      -         -           -       -           -           -              5

Issuance of common
stock for cash          -        -    1,200,000    120      -         -     144,860       -           -           -         144,980

Uncollected
subscriptions
receivable              -        -            -       -     -         -     (1,505)       -           -           -         (1,505)

Foreign currency
translation loss        -        -            -       -     -         -          -        -        (2,135)        -         (2,135)

Net loss for the
year ended December
31, 2000                -         -           -        -    -         -          -      (420,265)     -           -       (420,265)
                    --------  --------  -------   -------  -------  -------  --------   ----------  -----------  -------- ---------

Balance, December
31, 2000            700,000       70    6,350,000   635     -          -      774,311   (1,045,317)  (1,009)      -     (271,310)



          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
       FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 2001
       -------------------------------------------------------------------


                                                                                     Deficit
                   Preferred Stock      Common Stock      Common Stock   Additional Accumulated Accumulated
                                                           To Be Issued    Paid-in    During       Other       Deferred
                                                                                    Development Comprehensive   Consulting
                  Shares    Amount    Shares    Amount   Shares   Amount   Capital    Stage    Income (Loss)   Expense    Total
                  --------  --------  -------   -------  -------  -------  --------   -------  --------------  ---------  -------

Issuance of common
stock for
compensation and
services               -        -     2,450,000      245    -         -      244,755       -          -             -      245,000

Issuance of common
Stock for cash         -        -      600,000        60    -         -        59,940      -          -             -        60,000

Preferred stock
converted to
common stock    (700,000)     (70)    7,000,000      700    -         -         (630)      -          -              -          -

Preferred stock
to be issued for
acquisition of
intangible
assets           220,000        22         -           -     -        -      219,978       -          -              -      220,000

Common stock
to be issued for
consulting services     -        -         -           -    500,000  50      49,950        -          -         (37,500)     12,500

Foreign currency
translation gain        -        -         -           -     -        -          -         -        1,457            -        1,457

Net loss for the
year ended December
31, 2001                -        -         -           -     -        -          -     (418,184)      -              -    (418,184)
                   --------  --------  -------   -------  -------  -------  --------   ----------  -----------  -------- ---------

BALANCE,
DECEMBER 31, 2001  220,000   $  22    16,400,000  $1,640  500,000   $  50   1,348,304  $(1,463,501)  $   448    (37,500)  (150,537)
                   ========  ========  ========= ======== =======  =======  ========= ============= ========== ========= =========


          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                          March 24, 1999
                                                                 Year Ended   Year Ended  (Inception) to
                                                                December 31, December 31   December 31,
                                                                    2001        2000          2001
                                                                 ----------  ----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $(418,184)  $(420,265)  $(1,463,501)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                          334      10,710        41,866
 Stock issued for services and compensation                         257,500           -       257,500
 Option deposit charged to operations                                     -      15,000        15,000
 Loss on disposal of fixed assets                                    16,568           -        16,568
 Loss on impaired assets                                                  -           -       247,325
 (Increase) decrease in:
 Attorney's escrow                                                        -       1,631             -
 Accounts receivable                                                      -         441             -
 Increase (decrease) in:
 Accounts payable and accrued expenses                               56,618      58,065       179,646
                                                                 ----------  ----------   ------------
 Net Cash Used In Operating Activities                              (87,164)   (334,418)     (705,596)
                                                                 ----------  ----------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits                                                                 -      (1,000)      (16,000)
Purchase of property and equipment                                       -           -        (5,931)
                                                                 ----------  ----------   ------------
 Net Cash Used In Investing Activities                                   -      (1,000)      (21,931)
                                                                 ----------  ----------   ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Obligations (payments) under capital leases                         (3,077)     (9,960)      (15,691)
 Proceeds from issuance of common stock                              60,000     144,980       753,848
 Short-term loans                                                     3,614           -         3,614
 Subscriptions receivable                                                 -      50,000        50,000
 Due to related party                                                     -     (12,932)      (81,987)
 Due to creditors                                                         -           -      (161,650)
 Proceeds from loans payable - stockholders                          10,785      14,200        24,985
 Proceeds from issuance of notes and loans payable                        -     150,000       150,000
                                                                 ----------  ----------   ------------
 Net Cash Provided By Financing Activities                           71,322     336,288       723,119
                                                                 ----------  ----------   ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                              2,387         940         4,453
                                                                 ----------  ----------   ------------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                        (13,455)      1,810            45

CASH AND CASH EQUIVALENTS - BEGINNING OF
 PERIOD                                                          $  13,500   $  11,690    $        -
                                                                 ----------  ----------   ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                        $      45   $  13,500    $       45
------------------------------------------                       ==========  ==========   =============

Cash paid during the period for:
Interest                                                         $   1,082   $   3,453    $    5,499
                                                                 ==========  ==========   =============


          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------



NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-------     -----------------------------------------------

(A)  ORGANIZATION  AND  BUSINESS  OPERATIONS
--------------------------------------------

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

(B)  PRINCIPLES  OF  CONSOLIDATION
----------------------------------

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned active subsidiary DAL. All significant intercompany transactions and balances have been eliminated in consolidation.

(C)  BASIS  OF  PRESENTATION
----------------------------

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

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------



(D)  USE  OF  ESTIMATES
-----------------------

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

(E)  CASH  AND  CASH  EQUIVALENTS
---------------------------------

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(F)  PROPERTY  AND  EQUIPMENT
-----------------------------

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred.
Depreciation for office equipment is provided using a declining balance method over the estimated useful lives of the assets of four years.

(G)  LONG-LIVED  ASSETS
-----------------------

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed Of" (SFAS 121") requires the Company to review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the enterprise are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized.

(H)  INCOME  TAXES
------------------

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

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------



(I)  RECENT  ACCOUNTING  PRONOUNCEMENTS
---------------------------------------

The  Financial  Accounting  Standards  Board  has  recently  issued  several new
Statements of Financial Accounting Standards. Statement No. 141, "Business Combinations" supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------



The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

(J)  FOREIGN  CURRENCY  TRANSLATION
-----------------------------------

The functional currency of DAL is the British pound sterling. Financial statements for this entity are translated into United States dollars at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred (See Note 1(K)).

(K)  COMPREHENSIVE  INCOME  (LOSS)
----------------------------------

The Company accounts for Comprehensive Income (Loss) under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). Statement No. 130 establishes standards for reporting and the display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997.

The foreign currency translation gain (loss) (See Note 1(J)) resulting from the translation of the financial statements of DAL, expressed in British pound sterling, to United States dollars are reported as Other Comprehensive Income
(Loss) in the Statement of Operations and as Accumulated Other Comprehensive Income (Loss) in Stockholders' Equity (Deficiency) and in the Statement of Changes in Stockholders' Equity (Deficiency).

(L)  LOSS  PER  SHARE
---------------------

Basic and diluted loss per common share for all periods presented is computed based on the weighted average common shares outstanding during the year as defined by Statement of Financial Accounting Standards, No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized since the effect was anti-dilutive.

NOTE  2     STOCK  SUBSCRIPTION  RECEIVABLE
-------     -------------------------------

On July 23, 1999, the Company issued 4,850,000 common shared to individuals. The Company had received $598,500 ($495,700 through the attorney's escrow and $102,800 directly) towards this issuance and the remaining $1,500 was deemed uncollectable at December 31, 2000, and charged to additional paid-in capital (See Note 9(B)).

NOTE  3     PROPERTY  AND  EQUIPMENT
-------     ------------------------

Property  and  equipment  at  December  31,  2001  consists  of  the  following:

                                    Office equipment                 $     2,060
                                    Less Accumulated depreciation          1,045
                                                                    ------------
                                                                     $     1,015
                                                                    ==========


Depreciation expense for the year ended December 31, 2001 and 2000 was $334 and $10,710, respectively.

NOTE  4     INTANGIBLE  ASSETS  AND  IMPAIRMENT  LOSS
-------     -----------------------------------------

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

NOTE  5     LOANS  PAYABLE  -  STOCKHOLDERS
-------    ---------------------------------

The Company has received advances aggregating $24,985 from stockholders that provided funding for working capital requirements used to pay operating expenses incurred by the Company. The advances are non-interest bearing and due on demand.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------



NOTE  6     NOTES  AND  LOANS  PAYABLE
-------     --------------------------


The  following  schedule  reflects notes and loans payable at December 31, 2001:

Loan payable, non-interest bearing (See Note 9(E) for warrants issued in lieu of interest),  convertible to shares of common stock at $1.50 per share, unsecured,
due by March 30, 2003 (See Note 11)                                              $     100,000


Note payable, non-interest bearing (See Note 9(E) for warrants issued in lieu of interest),  convertible to shares of common stock at $1.50 per share, unsecured,
due by March 23, 2003                                                                  50,000
                                                                                 ---------------

Total - All Long-Term                                                            $    150,000


                                                                                 ===============

NOTE  7     INCOME  TAXES
-------    --------------

The American parent company and its United Kingdom subsidiary file separate tax returns. Income tax expense (benefit) for the years ended December 31, 2001 and 2000 is summarized as follows:

                                        2001          2000
                                     ---------      ---------
  Current:
      Federal                         $     -          -
      State                                 -          -
      Foreign                               -          -

  Deferred:
      Federal and state                     -          -
      Foreign                               -          -
                                     ---------      ---------

     Income tax expense (benefit)     $     -     $    -
                                     =========      =========


The parent company's tax expense differs from the "expected" tax expense for the years ended December 31, 2001 and 2000 (computed by applying U.S. Federal Corporate tax rate of 34 percent to income before taxes), as follows:

                                                            2001         2000
                                                        ----------   ----------

 Computed "expected" tax expense (benefit)              $ (46,283)   $ (67,980)
 Effect of unused net operating loss carryforwards         46,283       67,980
                                                        ----------   ----------
                                                        $       -    $       -
                                                        ==========   ==========

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------


The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2001 are as follows:

                                          2001            2000
                                       -----------    ------------
Deferred  tax  assets:
  Net operating loss carryforwards     $  173,067     $  126,784
                                      ------------    ------------
  Total gross deferred tax assets         173,067        126,784
  Less valuation allowance               (173,067)      (126,784)
                                      ------------    ------------

  Net deferred tax asset               $        -     $       -
                                      ============    ============

At December 31, 2001, the parent company had a net operating loss carryforward of approximately $509,000 for income tax purposes, available to offset future taxable income expiring on various dates through 2021. The valuation allowance at December 31, 2000 was $126,784. The net change in the valuation allowance during the year ended December 31, 2001 was an increase of $46,283.

The United Kingdom subsidiary has also incurred substantial net operating losses which result in no income tax expense or (benefit) for the years ended December 31, 2001 and 2000. The subsidiary's available net operating loss carryforward of approximately $488,100 results in a deferred tax asset of $146,430 (computed by applying the United Kingdom tax rate of 30%) which has been fully offset by a valuation allowance.

NOTE  8     COMMITMENTS  AND  CONTINGENCIES
-------     -------------------------------

(A)  CAPITAL  LEASE  AGREEMENT
------------------------------

The Company leased a vehicle under a capital lease. The agreement stipulated monthly installment payments for a 36-month period commencing in September 1999 with the last payment including a balloon payment due in 2002. During 2001, the lease was terminated and the Company returned the vehicle to the lessor. At December 31, 2001, there was a remaining unpaid balance of $14,351 due on this lease which was subsequently paid off by the Company and a director of the Company in 2002.

(B)  OPERATING  LEASE  AGREEMENTS
---------------------------------

The Company leases a vehicle under an operating lease. This lease has a remaining term expiring in September 2002.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------



Future minimum lease payments under operating leases are as follows at December 31:

                                  2002     $  6,610
                                           --------

(C)  ACQUISITION  OF  INTANGIBLE  ASSETS  AGREEMENT
---------------------------------------------------

In July 2001, the Company entered into a purchase agreement with two individuals who hold the intellectual property rights, software and know-how to a computer mouse known as the "QUILL". Under the terms of the agreement, the Company acquired all of the sellers' rights, title and interest in the QUILL in exchange for 220,000 Series 1 Convertible Preferred Shares having a fair value of $220,000. These shares will be convertible into 2,200,000 shares of common stock upon the satisfaction of certain financial performance requirements under the agreement's terms. In the event that the financial performance requirements are not achieved within five years from the signing of the agreement, then these preferred shares will convert to 220,000 shares of common stock. As of December 31, 2001, the preferred shares have not been issued by the Company, but will be issued in April 2002 (See Note 9(B)).

The agreement also calls for the issuance of an additional 200,000 shares of Series 1 Convertible Preferred Stock upon the Company receiving an approval for the patent rights to the QUILL. Such patent rights were granted in January 2002 and the 200,000 preferred shares will be issued in April 2002 (See Note 11).

The cost of the above intellectual property rights, software and know-how will be amortized over a three-year period. No amortization has been provided as of December 31, 2001, as the Company has not yet commenced production of the QUILL (See Note 11).

(D)  SERVICE  AND  CONSULTING  AGREEMENTS
-----------------------------------------

In July 2001, the Company entered into an agreement with Multi-Media Group, Inc. ("MMGI") to provide corporate promotional services to the Company. In consideration for the provision of these promotional services, the Company issued 250,000 shares of common stock to MMGI in August 2001 (See Note 9(C)). The Company will also reimburse MMGI for itemized and invoiced costs associated with the provision of the promotional services.

On September 26, 2001, the Company entered into a one-year corporate financing consultancy agreement with Glenn Michael Financial, Inc. to specifically assist with potential financial requirements, mergers and acquisitions, corporate capitalization and strategic development. For these future services Glenn Michael Financial, Inc. will receive 500,000 shares of common stock valued at $0.10 per share for a total of $50,000. Certificates for these shares were not physically issued by the Company until April 2002 (See Note 9(D)).

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------



NOTE  9     STOCKHOLDERS'  DEFICIENCY
-------     -------------------------

(A)  PREFERRED  STOCK
---------------------

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The Company designated 700,000 shares of its preferred stock as "Series 1 Convertible Preferred Stock". The par value of the series was $.0001. Each share was convertible into ten shares of common stock of the Company. Each share of the Series 1 stock was entitled to one vote on all matters on which such stockholders were lawfully entitled to vote and were not entitled to receive dividends.

In July 1999, the Company issued 700,000 shares of Series 1 Convertible Preferred Stock valued at $31,168 pursuant to an Agreement and Plan of Reorganization with Designer Appliances Limited (See Notes 1(A) and 4).

In May 2001, the 700,000 shares of preferred stock were converted into 7,000,000 shares of common stock at par value.

(B)  PREFERRED  STOCK  TO  BE  ISSUED
-------------------------------------

Under an agreement dated July 2001, the Company purchased certain intellectual property rights, software and know-how in exchange for 220,000 shares of Series 1 Convertible Preferred Stock having a fair value of $220,000 (See Note 8(C)). Certificates for these shares were not physically issued by the Company until April 2002 and are reflected in the financial statements as Series 1 Convertible Preferred Stock to be issued.

(C)  COMMON  STOCK
------------------

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

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------


During 2000, the Company issued 50,000 shares at par value to various stockholders under a subscription agreement.

Effective December 31, 2000, the Company issued 1,200,000 shares of common stock for cash in the aggregate of $144,980. Certificates for these shares were not physically issued by the Company until January 2, 2001.

During 2001, the Company issued 2,200,000 common shares valued at $0.10 per share for executive compensation and 250,000 common shares valued at $0.10 per share for services (See Note 8(D)). The aggregate value of these shares was $245,000.

In August 2001, the Company issued 600,000 shares of restricted common stock at $0.10 per share for a total proceeds of $60,000.

(D)  COMMON  STOCK  TO  BE  ISSUED
----------------------------------

In September 2001, the Company entered into a one-year financial consulting agreement whereby it will issue 500,000 shares of common stock having a fair value of $50,000 in exchange for these services (See Note 8(D)). These common shares were issued in April 2002 and are reflected in the financial statements as common stock to be issued. The cost of the agreement is being amortized over its one-year life and the unamortized portion has been deferred and shown as a contra to stockholders' deficiency.

(E)  WARRANTS
-------------

In Connection with the $100,000 loan (See Note 6), the Company issued 100,000 warrants, which are convertible at the rate of one warrant per one share of common stock at an exercise price of $1.75 per share.

In Connection with the $50,000 note (See Note 6), the Company issued 50,000 warrants, which are convertible into 50,000 shares of common stock at an exercise price of $1.75 per share.

NOTE  10     GOING  CONCERN
--------     --------------

As reflected in the accompanying financial statements, the Company has accumulated losses of $1,463,501 since inception, a working capital deficiency of $222,552 and a stockholders' deficiency of $150,537. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------


Management's plans include obtaining an open line of credit for which they are currently in active negotiations with several financing institutions and commencing production and sales of the QUILL computer mouse (See Note 11).

NOTE  11     SUBSEQUENT  EVENTS
--------     ------------------

In March 2002, the $100,000 note payable was converted into 833,333 shares of restricted common stock at $0.12 per share.

In March 2002, the President of the Company purchased 333,333 shares of restricted common stock for a total price of $40,000.

In March 2002, loans payable to a stockholder amounting to $35,647 as of that date were converted into 297,063 shares of restricted common stock.

In April 2002, the Company entered into a manufacturing agreement with an independent contractor to manufacture the QUILL computer mouse under the terms and conditions enumerated in such agreement.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: April 26, 2002
                                   TORBAY HOLDINGS, INC.

                                    By:   /s/ William Thomas Large
                                         ---------------------------
                                        President and Chief Executive Officer
                                        Principal Executive Officer and
                                        Principal Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                               Title                                Date
----                               -----                                ----


/s/ Alexander Gordon Lane         Chairman, Secretary and a Director    April 26, 2002
--------------------------------
Alexander Gordon Lane

/s/ William Thomas Large          President, Chief Executive Officer    April 26, 2002
--------------------------------  and Director
William Thomas Large

EXHIIT 10.3

                             MANUFACTURING AGREEMENT

                                     BETWEEN

                                  DYNAPOINT INC

                                       AND

                               TORBAY HOLDINGS INC
                            (OR A SUBSIDIARY THEREOF)


                                  April 16,2002


The  Parties:

DynaPoint  Inc  (Hereinafter  referred  to  as  DI)
19907  B.  Walnut  Dr.  S.
Unit  A
Walnut
CA  91789


Torbay Holdings Inc or its nominated subsidiary (Hereinafter referred to as THI) 4 Mulford Place
Suite  2  G
Hempstead
NY  11550


Recitals:

DI is the US manufacturing entity of Dynapoint, Dong Guang, China and under the terms herein will manufacture the product known as the Quill for THI.

Terms  and  Conditions.
l.0    Specification.  The  Quill  Computer  Mouse:

1.01   Optical  "Track  Ball"  Design
1.0.2  U/P  Combo
1.0.3  6  feet  cable
1.0.4 3 button design and one scroll wheel (third button under the scroll wheel).
1.0.5 The scroll wheel to be moved one half of an inch forward relative to the position on the sample supplied.
1.0.6 Provision of a driver as appropriate and 2 hour use warning and THI to supply 'The Median Nerve Challenge" software and License
1.0.7 Left and right handed versions in three sizes the final dimensions to be approved at the engineering drawing stage and comprising of
1.0.7.1  Small  size  Ref  L1  &  R2
1.0.1.2  Medium  Size  Ref  L2  &  R2
1.0.7.3  Large  size  Ref  L3  &R3
1.0.8    Color  "Microsoft"  White.
1.0.9    Packaging  and  Product  User  Guides:
1,0.9.1  Design  and  layout  by  Till
1.0.9.2  Production  DI
1.0.10   Delivery  of  completed,  packaged  product

2.0    Schedule:
2.0    Engineering  Diagrams
2.0.1  Sample  to  be  shipped  to  China  for  production  of  R2  drawing
2.0.2  L2  drawing  to  be  simulated  as  a  mirror  image  of  R2
2.0.3 R/L I and R/L 3 will be simulated by THI providing the length and height measurements relative to R/L 2. These figures to coincide with the first payment for tooling detailed below.

2.1  Tooling
2.1.1 Tooling for a 2 hole, 1 million piece life at cost of S20,000 (US) per tool, per SKU (total to be 6 tools for all SKU's)
2.1.2 R2 and L 2 tooling manufacture to commence upon receipt $20,000, equal to 50% of the total cost of these tool; as cleared funds by DI from THI as soon as possible in April 2002.
2.1.3 A further $10,000 or 25% of these tool costs to be paid 4 weeks following the confirmed commencement of tooling manufacture.
2.1.4 The balance of R2 and L2 tooling $l0,000 to be paid 6 weeks following the confirmed commencement of tooling manufacture.


22  Production:

2.2.1  Samples  to  be  provided  1  week  after  tooling  completed.
2.2.2  FCC and CE submission to be made from these samples at cost
       (estimated in  the  region  of  $3,000)
2.2.3  THI  to  place  first  purchase  order  following  approval.
2.2.4  Minimum  order  quantity  5,000  pieces
2.2.5 Pricing schedule, packaged (final specification may add additional cost) and F.O.B China:

2.2.5.1  No  of  pieces  per  month,  5,000  $11.00
2.2.5.2  Pieces  10,000  per  month  $10.50
2.2.5.3  Pieces  25,000  per  month  $10.00
2.2.5.4  Pieces  100,000 per  month  $9.50

2.3  Warehousing  and  Logistics

2.3.1     DI  to  provide:

    2.3.1.1     Receipt  of  production  shipments  from  China
    2.3.1.2  Shipment  of  single units to locations  advised  by THI
    2.3.1.3  Shipment of multiple units as advised

2.3.2  Cost  for  the provision of the above  services  $2,000 per month.

3.0  Payment  Terms:

3.1 This agreement to commence upon receipt of cleared funds for the first payment for tooling.
3.2  Payment  for  product  to  be  secured  by  LC  sight


On this 16th day of April 2002 the parties undersigned do hereby agree to the terms herein


Signed  for  and  on  behalf  of  Dynapoint,  Inc.
/s/  Joseph  Shih
Joseph  Shih
President

Signed  for  and  on  behalf  of  Torbay  Holdings  Inc.

/s/  William  Thomas  Large
William  Thomas  Large
President  &  CEO

EXHIBIT 10.4

                          AN AGREEMENT FOR THE PURCHASE
                                       OF
                          INTELLECTUAL PROPERTY RIGHTS
                                   RELATING TO
                   NEW METHODS, DEVICES, PROCESSES & SOFTWARE
                                       IN
                      THEIR APPLICATION TO THE BIOMECHANICS
                                       OF
                               PC POINTING DEVICES

                                     BETWEEN


                                   M. E HAINES
                                  N. F. BARROW
                                       AND
                              TORBAY HOLDINGS INC.

                                   The Parties

1.     The  Vendors

Martin  Edward  Haines
13  Lindy  Close
Kinoulton  Nottingham
NG123RD

Nicholas  Francis  Barrow
61  Motherwell  Crescent
Southport
Merseyside  PR85LT


2.     The  Purchaser

Torbay  Holdings  Inc  (THI)
Registered  Office:
4  Mulford  place,  Suite  20
Hempstead,  NY  11550

Recitals,  Provisions  including  Definitions:


A. The Vendors hold Intellectual Property Rights and Know how, collectively referred to hereinafter as the "IPR" in New Methods, Devices, Processes and Software relating to the Biomechanics of PC Pointing Devices, collectively known as a computer mouse and specifically called by the Vendors as the "KAT".

B. The Purchaser, THI, is a US Company with shares held in the public market place and its business purposes is to partner and finance late stage development and early stage trading companies capable of a significant growth potential, imminent revenue generation and products, services and technologies that have IPR protection, niche market opportunities and commercial advantages. Such partnerships will be on the basis of acquisition and outright ownership of IPR or subsidiarisation of the company in which the IPR is vested by the acquisition of the entire share capital of that company.

C.     The  Principles  of  this  Agreement and the Action of the Parties hereby

Confirmed by their signatures to agreement is the Sale of the IPR referred to in
---------
Paragraph A above by the Vendors to THI, the Purchaser, which will be deemed to have taken place upon signatory of both Parties to this agreement and upon Completion (defined below) of this agreement and in consideration thereof, the Purchaser will issue to the Vendors 200,000 Super Converting Preference Shares
(SCPS) in Torbay Holdings Inc .These shares will convert 1:10 with common stock upon the satisfaction of the requirement of the IPR generating $1,000,000 net profit after tax, to THI averaged over 4 fiscal quarters. On the basis of this conversion of 1 SCPS to 10 THI shares of common stock this will provide the Vendors or their nominees with 2,000,000 shares of THI common stock upon attainment of the above said profit criterion. In the event that this profit criterion is not achieved within 5 years post the signing of this agreement then the SCPS's will convert 1:1 with THI common stock.

D. In addition a further 200,000 SCPS's will be issued upon the grant of any Patent, either Pending or subsequently tiled, that ensures a legal monopoly for the exploitation of products in the Field, for THI. Such SCPS will be subject to the terms and conditions as Defined in Clause C and for the avoidance of doubt it is recognized that satisfaction of this Clause, due to the timescales of the Patent process may come about after the terms defined in Clause C are satisfied and therefbre should the terms of this Clause be satisfied after those terms of Clause C are satisfied then 2,000,000 shares in the common stock of THI will then be issued to the Vendors instead of and in place of 200,000 SCPS's.

E. THI will reimburse out of pocket expenses incurred by the Vendors in pursuit of IPR protection and in an amount of fifty thousand pounds sterling (50,000 UK) to each Vendor and, for the avoidance of doubt, 100 hundred thousand pounds sterling (100,000 UK) total upon the Completion of the assignment of all unregistered and registered IPR relating to the Field (including Patent Numbers PCT/GB98-2456 and GB9817729.8) to THI and the provision of an invoice relating to this agreement and reporting the same at the time of Completion.

F.  The  Purchaser will also pay the sum of ten thousand pounds sterling (10,000
UK)  and  issue  20,000  SCPS's  under  the  terms  pertaining  to

Clause C, to Mr. Ted Newell who, under a separate agreement with the Vendors, a copy of which is Appendix 1 of this agreement, was contracted by the Vendors in the design in same aspects of the IPR and KAT, wherein the agreement so attached confirms Mr. Newell assignment of all of his rights in the KAT and IPR to the Vendors, in consideration of benefits anticipated as being had upon commercialization of the IPR and KAT and are therein described.

a The Vendors will be offered Consultancy Contracts with Designer Appliances Limited (DAL), a UK subsidiary of THI, for the ongoing development and market preparation of the IPR, under terms acceptable to them and THI / DAL and such agreement being dependent upon Completion and this Clause deemed independent of this Agreement for the purpose of Completion.

H.     Completion:

Completion will deemed to have taken place upon the satisfaction of all contractual exchanges between the Vendors and the Purchaser but for the purposes of exploitation by the Purchaser the Vendor agrees that each element of IPR assignment is complete upon assignment and is fully assigned to the Purchaser independent of Completion and ahead of all the contractual conditions relating to this agreement being met and that the Purchaser may act, perform or conduct any such action or representation as the beneficial owner of any such IPR duly and properly assigned to the Purchaser under this provision of the Agreement.


THIS  12th  DAY  OF  JULY  2001:

It  Is  Hereby  Agreed  that:

The Vendors have and are the beneficial owner in title to IPR and unique Technology relating to the Field.

     2. The Vendors hereby assign to THI for one-pound sterling (UK), the acknowledgement of receipt thereof hereby confirmed, all the Vendors rights and title to the IPR relating to the field and specifically all unregistered IPR and rights, title or interest and to all registered PR to which the Vendors have rights, title or interest or such rights, title or interest that might subsist now or in the future.

4. To the best of Vendors knowledge and belief there are currently, nor have there been in the past, no claims, litigation or disputes with regards to title, copyright or ownership of the IPR and Technology hereby assigned.

5. The Vendors further confirm that all future developments relating to the IPR within the Field will be effectively documented in a location for the purpose along with existing IPR and Technology information and such new developments, knowledge and know how relating to the Field will be full vested in THI and the Vendors will assist THI, at THI's expense in all appropriate forms of protection by way of copyright, patents, trade marks and design registrations.

6. The Vendors hereby confirm their binding agreement to the sale of the IPR to the Purchaser on the basis of the terms defined within this agreement including the Recitals, Provisions and Definitions, which are hereby confirmed as being part of the whole and an operative part of this agreement.

7. The Purchaser hereby confirms its binding agreement with the Vendors on the basis of the terms defined within this agreement Including the Recital, Provisions and Definitions which are confirmed as being part of the whole and an operative part of this agreement.

8. Completion will have been deemed to have taken place upon the satisfaction of all terms and conditions of this Agreement herein contained and with the express consent of the Vendors, THI or its subsidiary DAL, has the right, upon signature to this agreement by both parties to report, act, represent ownership of, exploit and develop such IPR as is assigned at any point and when assigned, in the course of actions leading up to Completion, as if Completion had already taken place.

9. The Vendors will make available all copies of designs, images, descriptions and documents relating to the IPR in their possession and further confirm their agreement to and assistance in the transference of all IPR including but not limited to Patents, Designs, Trade Marks and copyright to the Purchaser for the purpose of Completion

10. All parties have negotiated in good faith to achieve this agreement and hereby confirm that in the event of establishment of any breach of faith the
Part in breach will pay the other Party's costs resulting or arising out of such a breach.

11.  Each  party  shall  be  responsible  for  their  own  costs  in this matter

12. No failure or delay on the part of either Party to exercise any right or remedy under this Agreement shall be construed or operate as a waiver thereof nor shall any single or partial exercise of any right or remedy preclude the further exercise of such right or remedy,

13.     Law  and  Jurisdiction.

The validity, construction and performance of this Agreement shall be governed by the Laws of the United States of America and shall be subject to the exclusive jurisdiction of the American courts to which the parties hereby submit, except that a Party may seek an interim injunction in any court of competent jurisdiction,

14.  Further  action

Each Party agrees to execute, acknowledge and deliver such Further instruments, and do all further similar acts, as may be necessary or appropriate to carry out the purposes and intent of this Agreement

15.     Entire  agreement
This Agreement sets out the entire agreement between the Parties relating to its subject matter and supersedes any prior oral or written agreements, arrangements or understandings between them relating to such subject matter, The Parties acknowledge that they are not relying on any representation, agreement, term or condition which is not set out in this Agreement

Agreement  and  Conformation
This  l2th  day  of  July  2001

Executed  as  a  deed;


BY:  The  Vendors

/s/  NF  Barrow
------------------
NF Barrow

/s/  ME  Haines
-------------------
ME Haines

By:  for  and  on  behalf  of
Torbay  Holdings  Inc.

Signed
     /s/  WT  Large
------------------------
     WT Large
     President  &  CEO



Appendix  1.  Tedroy  Newell  Assignment.  (3  pages  attached)

EXHIBIT 10.5



AN  ASSIGNMENT  OF
INTERNATIONAL  PATENT  APPLICATION  NO  PCT/GB98/02456
RELATING  TO
"FATIGUE  RELIEF"
IN
THEIR  APPLICATION  TO  THE  BIOMECHANICS  OF
PC  POINTING  DEVICES


BETWEEN


M.  E.  HAINES
T. NEWELL  AND
TORBAY  HOLDINGS  INC.




The Parties

1.     The  Assignors

MARTIN  EDWARD  HAINES                     TEDROY  NEWELL
13  LINDY  CLOSE                           74  Distdet  RD
KINOULTON                                  SUDBURY  TOWN
Nottingham                                 Middlesex
NG123RD                                    HAO  2LG


2.     The Assignees

TORBAY  HOLDING,  INC.  (THI)
REGISTERED  OFFICE:
4  MUIFORD  PLACE,  SUITE  2G
HEMPSTEAD,  NY  11550

RECITALS,  PROVISIONS  including  Definitions:

A. An Agreement for the Purchase of International Property Rights Relating to New Methods, Devices, Processes and Software in their Application to the Biomechanics of PC Pointing Devices was entered into on July 12, 2001 between M.
E. Haines, N. F. Barrow and Torbay Holdings Inc. Under that Agreement and consequentially thereto this Assignment is a part and concurrent to that Agreement which is hereby Appendix I of this Assignment.

B. The Assignors hold an Intellectual Property Right by way of a patent application for "Fatigue Relief" as a function of the design, dimensional properties and use either as a stand alone device or in concert with computer software for which protection of such a Fatigue Relief device has been sort protection of under UK Patent Law and Application Number GB 2 828 496 and lnternationa1 Patent law and such protection is designated International Patent Application No. PCT/GB98/02456 and both Patents are hereinafter referred to as the "Patent" the front cover of the original UK filing of which is Appendix 2 of this Assignment.

C. The principles of this Agreement and the Action of the Parties Hereby Confirmed by their signatures to Assignment is the transfer at full title to the Patent to the Assignee for full beneficial use end ownership of the Assignee.


THIS  13th  DAY  of  August  2001:

It  is  hereby  agreed  that:

1. The Assignors assign to the Assignees all rights and title to the Patent (International Patent Application No. PCTGB9802456) and all related or subsequent patents or intellectual property rights whatsoever and howsoever arising and do hereby confirm that the Assignees are the beneficial owner in title to the Patent and Technology relating to the Field.

2. To the best of Vendors knowledge and belief there are currently, nor have there been in the past, no claims, litigation or disputes with regards to title, copyright or ownership of the Patent hereby assigned.

3. The Vendors further confirm that all future developments relating to the Patent will be effectively documented in a location for the purpose along with existing IPR and Technology Information and such new developments, knowledge and know how relating to the Patent will be full vested with Assignees and the Assignors will assist Assignees, at Assignee's expense in all appropriate forms of protection by way of copyright, patents, trade marks and design registrations.

4. The Assignees hereby confirm that the consideration for this Assignment is provided for in a binding agreement to the transfer of intellectual property rights, which include the Patent, between Torbay Holdings Inc., M.E. Haines and
N.  F.  Barrow  of  July  12.  2001  attached  as  Appendix  1.

5 The Vendors will make available all copies of designs, images, descriptions and documents relating to the IPR in their possession and further confirm their agreement to and assistance in the transference of all IPR including but not limited to Patents, Designs, Trade Marks and copyright to the Purchaser for the purpose of Completion.

6.     Each  party  shall  be  responsible  for  their  own costs In this matter

7. No failure or delay on the part of either Party to exercise any right or remedy under this Agreement shall be construed or operate as a waiver thereof, nor shall any single or partial exercise of any right or remedy preclude the further exercise of such right or remedy.

8.     Law  and  Jurisdiction

The validity, construction and performance OF this Agreement shall be governed by the Laws of the United States of America and shell be subject, to the exclusive jurisdiction of the American courts to which the parties hereby submit, except that a Party may seek an interim Injunction in any court of competent jurisdiction.

9.     Further  action

Each party agrees to execute, acknowledge and deliver such further instruments and do all further similar acts as may be necessary or APPROPRIATE to carry out the purposes and intent of this Agreement


THE TRANSFERRED IS HEREBY DEEMED TO HAVE TAKEN PLACE AND IS CONFORMED AS THE SAME THIS 131h day OF AUGUST 2001

Executed  as  DEED:

BY:
THE  ASSIGNOR


/S/  ME  HAINES
------------------
M.E. Haines

/S/  T  NEWELL
----------------
T. Newell

By:  the  Assignee
For  an  on  behalf  of  Torbay  Holdings,  Inc.

/s/  WT  Large
------------------
WT Large
President  and  CEO