Form 10QSB
period 2002-03-31
TORBAY HOLDINGS INC
filed 2002-05-16
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                         _______________________________


                                   FORM 10-QSB
(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

For  the  quarterly  period  ended March 31, 2002

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

                                  Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X  No __

     The Company had 18,424,729 shares of common stock outstanding as of May 9, 2002 which includes 1,963,729 shares of common stock authorized for issuance which shares certificates have not yet been delivered.


      Transitional  Small  Business  Disclosure  Format  (check  one):
Yes __   No  X_

Part  I  -  FINANCIAL  INFORMATION

ITEM  2.     FINANCIAL  STATEMENTS


                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002



                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS
                                    --------

PAGE     1     INDEPENDENT ACCOUNTANTS' REPORT

PAGE     2     CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2002
               (UNAUDITED) AND DECEMBER 31, 2001

PAGE     3     CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
               COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS
               ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

PAGE     4     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
               THREE MONTHS ENDED MARCH 31, 2002 AND 2001
               (UNAUDITED)

PAGES  5-7     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
               MARCH 31, 2002 (UNAUDITED)

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



To  the  Board  of  Directors  of:
Torbay  Holdings,  Inc.

We have reviewed the accompanying consolidated balance sheet of Torbay Holdings, Inc. and Subsidiary (a development stage company) as of March 31, 2002 and the related consolidated statements of operations and other comprehensive loss, and cash flows for the three months ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company is a development stage company that has accumulated losses since inception of $1,514,928, and a working capital deficiency of $201,456. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 4. These consolidated financial statements do not include any adjustments that might result from this uncertainty.



WEINBERG  &  COMPANY,  P.A.


Boca  Raton,  Florida
May  10,  2002

                                       1



                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANACE SHEETS
                                     AS OF MARCH 31, 2002

                                        ASSETS
                                        ------
                                                                       March 31, 2002     December 31,
                                                                         (Unaudited)          2001
                                                                        --------------  --------------
CURRENT ASSETS

Cash                                                                       $       365   $        45
                                                                        --------------  --------------
Total Current Assets                                                               365            45
                                                                        --------------  --------------
PROPERTY AND EQUIPMENT - NET                                                       997         1,015
                                                                        --------------  --------------
OTHER ASSETS
Intangible assets                                                              420,000       220,000
Deposits                                                                         1,000         1,000
                                                                        --------------  --------------
Total Other Assets                                                             421,000       221,000
                                                                        --------------  --------------
TOTAL ASSETS                                                               $   422,362   $   222,060
-------------                                                           ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
-----------------------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                                      $   178,960    $  179,647
Loan payable - stockholder                                                       9,663        24,985
Obligations under capital lease                                                  9,647        14,351
Short-term loans                                                                 3,551         3,614
                                                                        --------------  --------------
Total Current Liabilities                                                      201,821       222,597
                                                                        --------------  --------------

LONG-TERM LIABILITIES
Notes and loans payable                                                         50,000       150,000
                                                                         -------------- --------------
Total Long-Term Liabilities                                                     50,000       150,000
                                                                         -------------- --------------

TOTAL LIABILITIES                                                              251,821       372,597
                                                                         -------------- --------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.0001 par value, 20,000,000 shares authorized, 420,000 and
220,000 shares issued and outstanding, respectively                                 42            22
Common stock, $.0001 par value, 100,000,000 shares authorized, 17,924,729
 and 16,400,000 issued and outstanding, respectively                             1,792         1,640
Common stock to be issued (500,000 shares)                                           50            50
Additional paid-in capital                                                    1,746,879     1,348,304
Accumulated deficit during development stage                                 (1,514,927)   (1,463,501)
Accumulated other comprehensive income                                            1,705           448
Deferred consulting expense                                                     (25,000)      (37,500)
Subscription receivable                                                         (40,000)            -
                                                                          -------------- -------------
Total Stockholders' Equity (Deficiency)                                         170,541      (150,537)
                                                                          -------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                      $   422,362   $   222,060
--------------------------------------------------------                  ============== =============



          See accompanying notes to consolidated financial statements.
                                        2

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
                          COMPREHENSIVE INCOME (LOSS)
                          ---------------------------
                                  (UNAUDITED)

                                          For The Three  For The Three March 24, 1999
                                           Months Ended   Months Ended (Inception) To
                                             March 31,     March 31,     March 31,
                                                2002         2001          2002
                                            ------------  -----------  ------------
INCOME                                      $         -   $        -   $         -
                                            ------------  -----------  ------------
EXPENSES
Directors fees and executive compensation         5,500        3,102       402,490
Professional fees                                23,172        3,565       303,753
Consulting fees                                  15,600            -       305,004
Depreciation and amortization                         -            -        41,866
Loss from impairment of intangible assets             -            -       247,325
Other selling, general and administrative         7,155        9,821       197,922
Loss on disposal of fixed assets                      -            -        16,568
                                             ------------  -----------  ------------
NET LOSS                                        (51,427)     (16,488)   (1,514,928)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)          1,705        5,838         2,153
                                            ------------  -----------  ------------

COMPREHENSIVE LOSS                          $   (49,722)  $  (10,650)  $(1,512,775)
------------------                          ============  ===========  ============

NET LOSS PER SHARE - BASIC AND DILUTED      $         -   $        -   $      (.01)
                                            ============  ===========  ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD -
 BASIC AND DILUTED                           16,468,803    6,350,000     7,104,397
                                            ============  ===========  ============

          See accompanying notes to consolidated financial statements.
                                        3

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
                           COMPREHENSIVE INCOME (LOSS)
                           ---------------------------
                                   (UNAUDITED)

                                                       For The Three     For The Three  March 24, 1999
                                                        Months Ended     Months Ended   (Inception) To
                                                       March 31, 2002    March 31, 2001  March 31,2002
                                                       ----------------  -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $       (51,427)  $      (16,488)  $(1,514,928)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization                                       18             1,480       41,884
Stock issued for services and compensation                      23,100                 -      280,600
Deferred consulting                                             12,500                 -       12,500
Option deposit charged to operations                                 -                 -       15,000
Loss on disposal of fixed assets                                     -                 -       16,568
Loss on impaired assets                                              -                 -      247,325
Increase (decrease) in:
Accounts payable and accrued expenses                             (687)           (3,424)     178,959
                                                       ----------------  ---------------- ------------
Net Cash Used In Operating Activities                          (16,496)          (18,432)    (722,092)
                                                       ----------------  ---------------- ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits                                                             -                 -      (16,000)
Purchase of property and equipment                                   -                 -       (5,931)
                                                       ----------------  ---------------- ------------
Net Cash Used In Investing Activities                                -                 -      (21,931)
                                                       ----------------  ---------------- ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Obligations (payments) under capital leases                     (4,704)           (1,406)     (20,395)
Proceeds from issuance of common stock                               -                 -       753,848
Short-term loans                                                   (63)                -         3,551
Subscriptions receivable                                             -                 -        50,000
Due to related party                                                 -                 -      (81,987)
Due to creditors                                                     -                 -     (161,650)
Proceeds from loans payable stockholders                        20,325               500        45,310
Proceeds from issuance of notes and loans payable                    -                 -       150,000
                                                       ----------------  ---------------- ------------
Net Cash Provided By Financing Activities                       15,558              (906)      738,677
                                                       ----------------  ---------------- ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          1,258             5,838         5,711
                                                       ----------------  ---------------- ------------

(DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                                       320           (13,500)          365

CASH AND CASH EQUIVALENTS - BEGINNING OF
 PERIOD                                                $            45   $        13,500   $         -
                                                       ----------------  ---------------- ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD              $           365   $             -   $       365
------------------------------------------             ================  ================  ===========

Cash paid during the period for:
Interest                                               $             -   $             -   $     5,499
                                                       ================  ================= ===========

          See accompanying notes to consolidated financial statements.
                                        4

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002
                              --------------------
                                   (UNAUDITED)

NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND  ORGANIZATION
-------     -----------------------------------------------------------------

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

For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 2001.

NOTE  2     ACQUISITION  OF  INTANGIBLE  ASSETS
-------     -----------------------------------

In July 2001, the Company entered into a purchase agreement with two individuals who held the intellectual property rights, software and know-how to a computer mouse known as the "QUILL". Under the terms of the agreement, the Company acquired all of the sellers' rights, title and interest in the QUILL in exchange for 220,000 Series 1 Convertible Preferred Shares having a fair value of $220,000. These shares will be convertible into 2,200,000 shares of common stock upon the satisfaction of certain financial performance requirements under the agreement's terms. In the event that the financial performance requirements are not achieved within five years from the signing of the agreement, then these preferred shares will convert to 220,000 shares of common stock. As of March 31, 2002, the preferred shares have been issued by the Company (See Note 3(A)).

The agreement also calls for the issuance of an additional 200,000 shares of Series 1 Convertible Preferred Stock upon the Company receiving an approval for the patent rights to the QUILL. Such patent rights were granted in January 2002 and the 200,000 preferred shares were issued in March 2002 (See Note 3(A)).

The cost of the above intellectual property rights, software and know-how will be amortized over a three-year period. No amortization has been provided as of March 31, 2002, as the Company has not yet commenced production of the QUILL (See Note 5).

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002
                              --------------------
                                   (UNAUDITED)

NOTE  3     STOCKHOLDERS'  DEFICIENCY
-------     -------------------------

(A)  PREFERRED  STOCK
---------------------

Under an agreement dated July 2001, the Company purchased certain intellectual property rights, software and know-how in exchange for 220,000 shares of Series 1 Convertible Preferred Stock having a fair value of $220,000 (See Note 2). In January 2002, patent rights were granted for the Quill, which obligated the Company to issue an additional 200,000 shares of preferred stock to the sellers under the terms of the agreement. These shares were issued by the Company in March 2002 and are reflected in the financial statements as Series 1 Convertible Preferred Stock.

(B)  COMMON  STOCK
------------------

In January 2002, the Company issued 61,000 shares of common stock for services having a fair value of $23,100.

In March 2002, a $100,000 long-term note payable was converted into 833,333 shares of restricted common stock at $0.12 per share.

In March 2002, the President of the Company purchased 333,333 shares of restricted common stock for a total price of $40,000.

In March 2002, loans payable to a stockholder amounting to $35,647 as of that date were converted into 297,063 shares of restricted common stock.

(C)  COMMON  STOCK  TO  BE  ISSUED
----------------------------------

In September 2001, the Company entered into a one-year financial consulting agreement whereby it will issue 500,000 shares of common stock having a fair value of $50,000 in exchange for these services. These common shares were issued in April 2002 and are reflected in the financial statements as common stock to be issued. The cost of the agreement is being amortized over its one-year life and the unamortized portion has been deferred and shown as a contra to stockholders' deficiency.

NOTE  4     GOING  CONCERN
-------     --------------

As reflected in the accompanying financial statements, the Company has accumulated losses of $1,514,928 since inception, and a working capital deficiency of $201,456. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002
                              --------------------
                                   (UNAUDITED)

Management's plans include obtaining funds through a securities purchase agreement for up to $500,000 which will provide the Company with the working capital it requires to implement its business plan (See Note 5(B)).

NOTE  5     SUBSEQUENT  EVENTS
-------     ------------------

(A)  MANUFACTURING  AGREEMENT
-----------------------------

In April 2002, the Company entered into a manufacturing agreement with an independent contractor to manufacture the QUILL computer mouse under the terms and conditions enumerated in such agreement.

(B)  CONVERTIBLE  DEBENTURES
----------------------------

In order to provide working capital and financing for the Company's expansion, as of May 9, 2002, the Company entered into a securities purchase agreement and related agreements with four accredited investors (the "Purchasers") for the purchase of $500,000 of the Company's 12% convertible debentures due May 9, 2003. The debentures bear interest at a rate of 12% per annum, payable either quarterly or at the time of conversion in common stock or cash at the option of the Purchasers.

The debentures are convertible into shares of common stock at the lesser of $0.05 per share or the average of the lowest three intraday trading prices of a share of common stock during the twenty trading days immediately preceding conversion date discounted by 50%.

Upon the issuance of the debentures, the Purchasers will receive three-year term warrants to purchase 3 shares of the Company's common stock for each $1.00 invested. The initial exercise price of the warrants is equal to the lesser of the registration price pursuant to the transaction documents or the average of the lowest three intraday trading prices of a share of common stock during the twenty trading days immediately preceding exercise.

Pursuant to the rules and regulations of the SEC regarding beneficial conversion features, the Company will expense as financing costs any excess of the fair market value of the common stock at the debenture issuance date over the conversion price.

The Company has reserved 23,000,000 shares of authorized but un-issued common stock for issuance to the convertible debenture holders upon exercise in full of the entire principal amount of $500,000 plus the accrued interest upon conversion into shares of common stock. The Company will also, on a best efforts basis, register 200% of the shares of common stock underlying the warrants to be issued and the shares of common stock into which the convertible debentures may be converted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD  LOOKING  STATEMENTS

     Certain information contained in this Annual Report are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended).
Factors set forth that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Annual Report. In addition to statements, that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission. In addition, prior financial performance and customer orders are not necessarily indicative of the results that may be expected in the future and the Company believes that such comparisons cannot be relied upon as indicators of future performance. Additionally, the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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


RESULTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED MARCH 31, 2002 AND
MARCH 31,  2001

     Torbay Holdings incurred a comprehensive net loss of $51,427 for the three months ended March 31, 2002 compared to $16,488 for the three months ended March 31, 2001. The increase in net loss reflects the increase in operating expenses over the prior period. Torbay Holdings did not generate any revenues for the three months ended March 31, 2002.

     Torbay Holdings' selling, general and administrative expenses decreased $2,666 to $7,155 for the three months ended March 31, 2002 from $9,821 for the three months ended March 31, 2001. These decreases reflect Torbay Holdings' decision to curtail its operations until such time as it receives financing sufficient for it to implement its business plan.

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


    The Company is not aware of any other material trend, event or capital commitment, which would potentially adversely affect liquidity.

OTHER:

Except for historical information contained herein, the matters set forth above are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending, the amount of sales of the Company's products, the competitive environment within the automotive aftermarket industry, the ability of the Company to continue to expand its operations, the level of costs incurred in connection with the Company's expansion efforts, economic conditions and the financial strength of the Company's customers and suppliers. Investors are directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

Part  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     None.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS


Recent sale of unregistered securities.

     Some of the holders of the shares issued below may have subsequently transferred or disposed of their shares and the list does not purport to be a current listing of the Company's stockholders. During the first quarter for the 2002 fiscal year, we have issued unregistered securities to the persons, as described below. The Company believes that each transaction were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. All recipients had adequate access, through their relationships with us, to information about us.


     In February 2002, the Company issued 61,000 shares of its common stock for services having a fair value of $23,100.

     Additionally, the Company's board of directors authorized the issuance of the following shares of common sock which shares of common stock have not yet been issued by the Company's transfer agent or physically delivered to the respective shareholders:

a. The Bonnaccorde Trust - 833,333 shares in exchange for the cancellation of a $100,000 long-term note;

b. Alexander Gordon Lane - 297,063 shares in exchange for the forgiveness of loans payable in the amount of $35,647;

c. William Thomas Large - 333,333 shares for the cash purchase price of $40,000;

d. Glen Michaels Financial, Inc. - In April, 2000 the Company issued 500,000 shares for consulting services rendered to the Company.


ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.     OTHER  INFORMATION

Subsequent events / recent financing

     The Company entered into a Securities Purchase Agreement on May 15, 2002, with several institutional investors for the sale of the Company's 12% secured convertible debentures in the principal amount of $250,000 and the Company also issued warrants to purchase an aggregate of up to 750,000 shares of the Company's common stock. The terms of the convertible debentures provide for full payment on or before May 14, 2003, with interest of 12% per annum, which may be converted at any time at the lesser of (i) $.05 or (ii) the average of the lowest three (3) trading prices during the 20 trading days immediately prior to the date the conversion notice is sent, divided by two. The terms of the warrants entitle each investor to purchase shares of the Company's common stock at a price equal to the lesser of (i) the registration price and (ii) the average of the lowest three (3) trading prices during the twenty (20) trading days immediately prior to exercise.

     Under a related registration rights agreement, the Company agreed to register all of the shares underlying such convertible debentures and warrants on a registration statement on Form SB-2 to be filed with the Securities and Exchange Commission. The actual number of shares of common stock issuable upon conversion of the debentures and exercise of the related warrants is indeterminate, is subject to adjustment and could depend on factors which cannot be predicted by the Company at this time including, among other factors, the future market price of the common stock and the anti-dilution provisions contained in the agreement. The Company has reserved 28,000,000 shares of its common stock for issuance upon conversion of the convertible debentures and the related warrants.

     Under the terms of the debentures and the related warrants, the debentures are convertible and the warrants are exercisable by the holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of debentures or unexercised portions of the warrants) would not exceed 4.9% of the then outstanding common stock as determined in accordance with Section 13(d) of the Exchange Act. This limitation may be waived by the investors upon 61 days notice to the Company.

     The Securities Purchase Agreement also places certain restrictions on the Company's ability to obtain additional financing. The agreement prohibits the Company until the later of 270 days from the date of closing or 180 days from the date of an effective registration statement from obtaining financing which would involve the issuance of additional common stock without first obtaining the consent of the investors. In addition, the Company is prohibited from entering into any financial arrangements which would involve the issuance of common stock for a period of two (2) years from the date the registration statement becomes effective, without first giving the investors the opportunity to purchase an equal number of shares of common stock to maintain their equity position with the Company.

     As of May 15, 2002, (i) $250,000 of the debentures have been issued, none of which have been converted, and (ii) 750,000 warrants have been issued, none of which have been exercised. Pursuant to the terms of the Securities Purchase Agreement, upon a registration statement being declared effective by the SEC and upon the satisfaction of additional conditions by the Company, the investors will be obligated to purchase an additional debenture in the amount of $250,000 and will be granted warrants to purchase an additional 750,000 shares of the Company's common stock. The conversion terms of the second convertible debenture and the exercise price of the additional warrants to purchase 750,000 shares of common stock will be identical to the initial debenture and warrants as stated above.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits


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

3.2      By-Laws of Torbay Holdings, Inc.(1)

4.1 Certificate of Designation with respect to Series 1 Convertible Preferred Stock of Torbay Holdings, Inc.(1)

4.2      Form of Common Stock Certificate(2)

10.1 Deed of Assignment of Intellectual Property Rights by W. Thomas Large to Designer Appliances Ltd. dated June 10, 1999(3)

10.2 Agreement among Michael Beard, 3T Designs Ltd. and Designer Appliances Ltd. dated June 12, 1999 with respect to registered and unregistered design rights (2)

10.3 Manufacturing Agreement between the Company and Dynapoint, Inc. dated April 16, 2002(4)

10.4     Intellectual Property Rights Purchase Agreement dated July 12, 2001(4)

10.5 Patent Assignment Agreement relating to "Fatigue Relief" dated July 12, 2001(4)

10.6 Securities Purchase Agreement dated May 15, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, Ltd, Pegasus Capital Partners, LLC and the Company

10.7     Form of Stock Purchase Warrant dated May 15, 2002

10.8     Form of Secured Convertible Debenture dated May 15, 2002

10.9     Security Agreement dated May 15, 2002

10.10 Form of Registration Rights Agreement dated May 15, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC Millennium Capital Partners II, LLC, Pegasus Capital Partners, LLC and the Company

----------------------------------
(1) Incorporated herein by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 1999.

(2) Incorporated herein by reference to the Registration Statement on Form SB-2 (Registration No. 333-93847), filed with the Securities and Exchange Commission on December 30, 1999.

(3) Incorporated herein by reference to Amendment No. 1 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on January 10, 2000.

(4) Incorporated herein by reference to the Company's Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 29, 2002.



     (b)     Reports  on  Form  8-K

     The Company did not file any reports on Form 8-K for the first quarter of the 2002 fiscal year.

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



Date:  May 15, 2002