Form 10KSB/A
period 2001-12-31
TORBAY HOLDINGS INC
filed 2002-08-23
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-KSB/A

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

ITEM 7. FINANCIAL STATEMENTS

         The consolidated audited financial statements for the period ended December 31, 2001 are included in this Annual Report on Form 10-KSB following
Item 13.


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

10.4     Intellectual Property Rights Purchase Agreement dated
         July 12, 2001 (4)

10.5     Patent Assignment Agreement relating to "Fatigue Relief" dated
         July 12, 2001.(4)
----------------------------------
(1) Incorporated herein by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 1999.

(2) Incorporated herein by reference to the Registration Statement on Form SB-2 (Registration No. 333-93847), filed with the Securities and Exchange Commission on December 30, 1999.

(3) Incorporated herein by reference to Amendment No. 1 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on January 10, 2000.

(4) Incorporated by reference to the Company's Form 10-KSB filed with the Commission on April 29, 2002

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

PAGES  4 - 5   CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'
               EQUITY  (DEFICIENCY)  FOR  THE  PERIOD  FROM  MARCH  24,  1999
              (INCEPTION) TO DECEMBER 31, 2001

PAGE     6     CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  FOR  THE  YEARS
               ENDED  DECEMBER  31,  2001  AND  2000  AND  FOR  THE  PERIOD
               FROM MARCH 24, 1999 (INCEPTION) TO 2001

PAGES  7 - 17  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  AS  OF
               DECEMBER 31, 2001

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has accumulated losses of $1,463,501 since inception, a working capital deficiency of $222,552 and a stockholders' deficiency of $370,537. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 10. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG  &  COMPANY,  P.A.

Boca  Raton,  Florida
April  18,  2002

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2001
                             -----------------------

                                                     ASSETS
                                                     ------
CURRENT  ASSETS

Cash                                                                                                       $45
                                                                                                   ------------
Total Current Assets                                                                                        45
                                                                                                   ------------

PROPERTY AND EQUIPMENT - NET                                                                             1,015
                                                                                                   ------------


OTHER ASSETS
Intangible assets - intellectual property rights and software                                           22,000
Deposits                                                                                                 1,000
                                                                                                   ------------
Total Other Assets                                                                                      23,000
                                                                                                   ------------

TOTAL ASSETS                                                                                       $    24,060
--------------                                                                                     ============

                           LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                           ----------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued expenses                                                              $   179,647
Loans payable - stockholders                                                                            24,985
Obligations under capital lease                                                                         14,351
Short-term loans                                                                                         3,614
                                                                                                   ------------
Total Current Liabilities                                                                              222,597
                                                                                                   ------------

LONG-TERM LIABILITIES
Notes and loans payable                                                                                150,000
                                                                                                   ------------
Total Long-Term Liabilities                                                                            150,000
                                                                                                   ------------

TOTAL LIABILITIES                                                                                      372,597
                                                                                                   ------------

PREFERRED STOCK TO BE ISSUED (220,000 SHARES)                                                           22,000
                                                                                                   ------------
STOCKHOLDERS' DEFICIENCY
Preferred stock, $.0001 par value, 20,000,000 shares authorized                                              -
Common stock, $.0001 par value, 100,000,000 shares authorized, 16,400,000 issued and outstanding         1,640
Common stock to be issued (500,000 shares)                                                                  50
Additional paid-in capital                                                                           1,128,326
Accumulated deficit during development stage                                                        (1,463,501)
Accumulated other comprehensive income                                                                     448
Deferred consulting expense                                                                            (37,500)
                                                                                                   ------------

TOTAL STOCKHOLDERS' DEFICIENCY                                                                        (370,537)
                                                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                     $    24,060
------------------------------------------------                                                   ============

          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
                            COMPREHENSIVE INCOME (LOSS)
                            ---------------------------


                                            For The Year   For The Year  March 24, 1999
                                                 Ended       Ended      (Inception) to
                                             December 31,  December 31,  December 31,
                                                 2001         2000          2001
                                             ------------  -----------  ------------
INCOME                                       $         -   $        -   $         -
                                             ------------  -----------  ------------

EXPENSES
Directors fees and compensation                  250,815      143,075       396,990
Professional fees                                 62,812      121,492       280,581
Consulting fees                                   37,500       52,926       289,404
Depreciation and amortization                        334       10,710        41,866
Loss from impairment of intangible assets              -            -       247,325
Other selling, general and administrative         50,155       92,062       190,767
Loss on disposal of fixed assets                  16,568            -        16,568
                                             ------------  -----------  ------------

NET LOSS                                        (418,184)    (420,265)   (1,463,501)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)           1,457       (2,135)          448
                                             ------------  -----------  ------------

COMPREHENSIVE LOSS                           $  (416,727)  $ (422,400)  $(1,463,053)
--------------------                         ============  ===========  ============

NET LOSS PER SHARE - BASIC AND DILUTED       $     (0.03)  $    (0.08)  $     (0.23)
                                             ============  ===========  ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD - BASIC AND
 DILUTED                                      11,982,993    5,153,279     6,440,498
                                             ============  ===========  ============

          See accompanying notes to consolidated financial statements.
                                        3

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                       FOR THE PERIOD FROM MARCH 24, 1999
                        (INCEPTION) TO DECEMBER 31, 2001
                        --------------------------------

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

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
       FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 2001
       -------------------------------------------------------------------


                                                                                     Deficit
                   Preferred Stock      Common Stock      Common Stock   Additional Accumulated Accumulated
                                                           To Be Issued    Paid-in    During       Other       Deferred
                                                                                    Development Comprehensive   Consulting
                  Shares    Amount    Shares    Amount   Shares   Amount   Capital    Stage    Income (Loss)   Expense    Total
                  --------  --------  -------   -------  -------  -------  --------   -------  --------------  ---------  -------

Issuance of common
stock for
compensation and
services               -        -     2,450,000      245    -         -     244,755        -          -             -      245,000

Issuance of common
Stock for cash         -        -      600,000        60    -         -      59,940        -          -             -        60,000

Preferred stock
converted to
common stock    (700,000)     (70)    7,000,000      700    -         -        (630)       -          -              -          -

Common stock
to be issued for
consulting services     -        -         -           -    500,000  50      49,950        -          -         (37,500)     12,500

Foreign currency
translation gain        -        -         -           -     -        -          -         -        1,457            -        1,457

Net loss for the
year ended December
31, 2001                -        -         -           -     -        -          -     (418,184)      -              -    (418,184)
                   --------  --------  -------   -------  -------  -------  --------   ----------  -----------  -------- ---------

BALANCE,
DECEMBER 31, 2001       -   $    -    16,400,000  $1,640  500,000   $  50   1,128,326  $(1,463,501)  $   448    (37,500)  (370,537)
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

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                                     March 24, 1999
                                                                             Year Ended  Year Ended  (Inception) to
                                                                            December 31, December 31, December 31,
                                                                                2001        2000          2001
                                                                             ----------  ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $(418,184)  $(420,265)  $(1,463,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                      334      10,710        41,866
Stock issued for services and compensation                                     257,500           -       257,500
Option deposit charged to operations                                                 -      15,000        15,000
Loss on disposal of fixed assets                                                16,568           -        16,568
Loss on impaired assets                                                              -           -       247,325
(Increase) decrease in:
Attorney's escrow                                                                    -       1,631             -
Accounts receivable                                                                  -         441             -
Increase (decrease) in:
Accounts payable and accrued expenses                                           56,618      58,065       179,646
                                                                             ----------  ----------  ------------
Net Cash Used In Operating Activities                                          (87,164)   (334,418)     (705,596)
                                                                             ----------  ----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits                                                                             -      (1,000)      (16,000)
Purchase of property and equipment                                                   -           -        (5,931)
                                                                             ----------  ----------  ------------
Net Cash Used In Investing Activities                                                -      (1,000)      (21,931)
                                                                             ----------  ----------  ------------



CASH FLOWS FROM FINANCING ACTIVITIES:
Obligations (payments) under capital leases                                     (3,077)     (9,960)      (15,691)
Proceeds from issuance of common stock                                          60,000     144,980       753,848
Short-term loans                                                                 3,614           -         3,614
Subscriptions receivable                                                             -      50,000        50,000
Due to related party                                                                 -     (12,932)      (81,987)
Due to creditors                                                                     -           -      (161,650)
Proceeds from loans payable - stockholders                                      10,785      14,200        24,985
Proceeds from issuance of notes and loans payable                                    -     150,000       150,000
                                                                             ----------  ----------  ------------
Net Cash Provided By Financing Activities                                       71,322     336,288       723,119
                                                                             ----------  ----------  ------------


EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          2,387         940         4,453
                                                                             ----------  ----------  ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (13,455)      1,810            45

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                              $  13,500   $  11,690   $         -
                                                                             ----------  ----------  ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $      45   $  13,500   $        45
------------------------------------------                                   ==========  ==========  ============

Cash paid during the period for:
Interest                                                                     $   1,082   $   3,453   $     5,499
                                                                             =========== ==========  ============

SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:
------------------------------------------------------------------------------

In July 2001, the Company acquired intellectual property rights in exchange for 220,000 Series 1 Convertible Preferred Shares valued at $22,000.

During 2001, the Company terminated a capital lease for an automobile which resulted in a decrease in equipment and capital lease liability of $26,534 and $9,966, respectively, which resulted in a loss on disposal of $16,568.

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

NOTE  3     PROPERTY  AND  EQUIPMENT
-------

Property  and  equipment  at  December  31,  2001  consists  of  the  following:

                        TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------


           Office equipment                 $     2,060
           Less Accumulated depreciation          1,045
                                            -----------
                                            $     1,015
                                            ===========

Depreciation expense for the year ended December 31, 2001 and 2000 was $334 and $10,710, respectively.

NOTE  4     INTANGIBLE  ASSETS  AND  IMPAIRMENT  LOSS
-------     -----------------------------------------

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

NOTE  6     NOTES  AND  LOANS  PAYABLE
-------

The  following  schedule  reflects notes and loans payable at December 31, 2001:

                        TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------

      Loan payable, non-interest bearing (See Note 9(E) for warrants issued in lieu of interest),  convertible to shares of common stock at $1.50 per
       share, unsecured, due by March 30, 2003 (See Note 11)                    $     100,000


      Note payable, non-interest bearing (See Note 9(E) for warrants issued in lieu of interest),  convertible to shares of common stock at $1.50 per
        share, unsecured, due by March 23, 2003                                        50,000
                                                                                --------------
                       Total - All Long-Term                                    $     150,000
                                                                                ==============

NOTE  7     INCOME  TAXES
-------

The American parent company and its United Kingdom subsidiary file separate tax returns. Income tax expense (benefit) for the years ended December 31, 2001 and 2000 is summarized as follows:

                             2001       2000
                          -----------  ----------
Current:
        Federal            $     -          -
        State                    -          -
        Foreign                  -          -

Deferred:
        Federal and state        -          -
        Foreign                  -          -
                           ----------  ----------
        Income tax expense
          (benefit)         $     -     $   -
                           ==========  ==========

The parent company's tax expense differs from the "expected" tax expense for the years ended December 31, 2001 and 2000 (computed by applying U.S. Federal Corporate tax rate of 34 percent to income before taxes), as follows:

                                                        2001          2000
                                                   -------------  -------------

 Computed "expected" tax expense (benefit)          $  (46,283)     $  (67,980)
 Effect of unused net operating loss carryforwards      46,283          67,980
                                                   -------------  -------------
                                                    $        -      $        -
                                                   =============  =============
The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2001 are as follows:

                        TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------

                                                        2001          2000
                                                  --------------   ------------
          Deferred  tax  assets:
            Net operating loss carryforwards        $   173,067     $   126,784
                                                  --------------   ------------

            Total gross deferred tax assets            173,067         126,784
            Less valuation allowance                  (173,067)       (126,784)
                                                  --------------   ------------
           Net deferred tax asset                   $        -      $        -

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

(B)  OPERATING  LEASE  AGREEMENTS
---------------------------------

The Company leases a vehicle under an operating lease. This lease has a remaining term expiring in September 2002.

Future minimum lease payments under operating leases are as follows at December 31:
               2002     $     6,610
                              =====

                        TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------

(C)  ACQUISITION  OF  INTANGIBLE  ASSETS  AGREEMENT
---------------------------------------------------

In July 2001, the Company entered into a purchase agreement with two individuals who hold the intellectual property rights, software and know-how to a computer mouse known as the "QUILL". Under the terms of the agreement, the Company acquired all of the sellers' rights, title and interest in the QUILL in exchange for 220,000 Series 1 Convertible Preferred Shares. These shares will be convertible 1:10 into 2,200,000 shares of common stock upon the QUILL generating $1,000,000 net profit after tax averaged over four fiscal quarters within five years from the signing of the agreement. However, if the $1,000,000 net profit requirement is not met within five years from the signing of the agreement, then these preferred shares will convert 1:1 into 220,000 shares of common stock. Since the $1,000,000 net profit requirement is a contingency, the convertible preferred shares were valued based on the 1:1 conversion ratio using the value of recent cash sales of the common stock at $.10 per share, for a total fair value of $22,000. As of December 31, 2001, the preferred shares have not been issued by the Company, but will be issued in April 2002 (See Note 9(B)).

The agreement also calls for the issuance of an additional 200,000 shares of Series 1 Convertible Preferred Stock upon the Company receiving an approval for the patent rights to the QUILL. Such patent rights were granted in January 2002 and the 200,000 preferred shares will be issued in April 2002 (See Note 11).

The cost of the above intellectual property rights, software and know-how will be amortized on a straight-line basis over a three-year period. No amortization has been provided as of December 31, 2001, as the Company has not yet commenced production of the QUILL (See Note 11).

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

The Company designated 700,000 shares of its preferred stock as "Series 1 Convertible Preferred Stock". The par value of the series was $.0001. Each preferred share was convertible into ten shares of common stock of the Company. Each share of the Series 1 stock was entitled to one vote on all matters on which such stockholders were lawfully entitled to vote and were not entitled to receive dividends.

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

(B)  PREFERRED  STOCK  TO  BE  ISSUED
-------------------------------------

Under an agreement dated July 2001, the Company purchased certain intellectual property rights, software and know-how in exchange for 220,000 shares of Series 1 Convertible Preferred Stock having a fair value of $22,000 (See Note 8(C)). These shares were approved by the Board of Directors and issued by the Company on April 22, 2002 and are reflected in the mezzanine section of the balance sheet as Series 1 Convertible Preferred Stock to be issued.

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

NOTE  10     GOING  CONCERN
--------     --------------

As reflected in the accompanying financial statements, the Company has accumulated losses of $1,463,501 since inception, a working capital deficiency of $222,552 and a stockholders' deficiency of $370,537. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE  11     SUBSEQUENT  EVENTS
--------     ------------------

In January 2002, the Company received approval for its request for a patent on the QUILL. Pursuant to the agreement referred to in Note 8(C), an additional 200,000 Series 1 convertible preferred shares were issued in April 2002.

In March 2002, the $100,000 note payable was converted into 833,333 shares of restricted common stock at $0.12 per share.

In March 2002, the President of the Company purchased 333,333 shares of restricted common stock for a total price of $40,000.

In March 2002, loans payable to a stockholder amounting to $35,647 as of that date were converted into 297,063 shares of restricted common stock.

In April 2002, the Company entered into a manufacturing agreement with an independent contractor to manufacture the QUILL computer mouse under the terms and conditions enumerated in such agreement. The Company does not have a fixed purchase commitment under this agreement. However, according to the terms of the agreement there is a minimum order quantity of 5,000 pieces. The agreement does not indicate when shipments are scheduled to commence, but management estimates that production should begin at the end of July 2002 and shipments will be made during August 2002.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: August 22, 2002
                                   TORBAY HOLDINGS, INC.

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

Name                               Title                                Date
----                               -----                                ----


/s/ Alexander Gordon Lane         Chairman, Secretary and a Director    August 22, 2002
--------------------------------
Alexander Gordon Lane

/s/ William Thomas Large          President, Chief Executive Officer    August 22, 2002
--------------------------------  and Director
William Thomas Large
