Form 10QSB/A
period 2002-03-31
TORBAY HOLDINGS INC
filed 2002-08-23
CIK 1078724

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


     The Company had 18,764,729 shares of common stock outstanding as of August 14, 2002.

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



                                    CONTENTS
                                    --------


PAGE     1    INDEPENDENT  ACCOUNTANTS'  REPORT

PAGE     2    CONSOLIDATED  BALANCE  SHEETS  AS  OF  MARCH  31,  2002
              (UNAUDITED) AND DECEMBER 31, 2001

PAGE     3    CONSOLIDATED  STATEMENTS  OF  OPERATIONS  AND  OTHER
              COMPREHENSIVE  INCOME  (LOSS)  FOR  THE  THREE  MONTHS
              ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

PAGES  4-5    CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  FOR  THE
              THREE  MONTHS  ENDED  MARCH  31,  2002  AND  2001
              (UNAUDITED)

PAGES  6-8    NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  AS  OF
              MARCH 31, 2002 (UNAUDITED)


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

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                              AS OF MARCH 31, 2002
                              --------------------


                                                        ASSETS
                                                        ------
                                                                                          March 31, 2002    December 31,
                                                                                             (Unaudited)        2001
                                                                                           ------------  ------------
CURRENT ASSETS
Cash                                                                                       $       365   $        45
                                                                                           ------------  ------------
Total Current Assets                                                                               365            45
                                                                                           ------------  ------------

PROPERTY AND EQUIPMENT - NET                                                                       997         1,015
                                                                                           ------------  ------------

OTHER ASSETS
Intangible assets - intellectual property rights and software                                   42,000        22,000
Deposits                                                                                         1,000         1,000
                                                                                           ------------  ------------
Total Other Assets                                                                              43,000        23,000
                                                                                           ------------  ------------

TOTAL ASSETS                                                                               $    44,362   $    24,060
--------------                                                                             ============  ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
             --------------------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                                                      $   178,960   $   179,647
Loan payable - stockholder                                                                       9,663        24,985
Obligations under capital lease                                                                  9,647        14,351
Short-term loans                                                                                 3,551         3,614
                                                                                           ------------  ------------
Total Current Liabilities                                                                      201,821       222,597
                                                                                           ------------  ------------


LONG-TERM LIABILITIES
Notes and loans payable                                                                         50,000       150,000
                                                                                           ------------  ------------
Total Long-Term Liabilities                                                                     50,000       150,000
                                                                                           ------------  ------------

TOTAL LIABILITIES                                                                              251,821       372,597
                                                                                           ------------  ------------

PREFERRED STOCK TO BE ISSUED (420,000 AND 220,000 SHARES,
 RESPECTIVELY)                                                                                  42,000        22,000
                                                                                           ------------  ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.0001 par value, 20,000,000 shares authorized                                      -             -
Common stock, $.0001 par value, 100,000,000 shares authorized, 17,924,729 and 16,400,000
 issued and outstanding, respectively                                                            1,792         1,640
Common stock to be issued (500,000 shares)                                                          50            50
Additional paid-in capital                                                                   1,326,922     1,128,326
Accumulated deficit during development stage                                                (1,514,928)   (1,463,501)
Accumulated other comprehensive income                                                           1,705           448
Deferred consulting expense                                                                    (25,000)      (37,500)
Subscription receivable                                                                        (40,000)            -
                                                                                           ------------  ------------
Total Stockholders' Equity (Deficiency)                                                       (249,459)     (370,537)
                                                                                           ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                                    $    44,362   $    24,060
------------------------------------------------------                                     ============  =============

          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
                           COMPREHENSIVE INCOME (LOSS)
                           ---------------------------
                                   (UNAUDITED)


                                           For The Three  For The Three  March  24,  1999
                                           Months Ended   Months  Ended  (Inception)  To
                                           March  31,     March  31,     March  31,
                                           2002           2001           2002
                                            ------------  -----------  ------------
INCOME                                      $         -   $        -   $         -

EXPENSES
Directors fees and executive compensation         5,500        3,102       402,490
Professional fees                                23,172        3,565       303,753
Consulting fees                                  15,600            -       305,004
Depreciation and amortization                         -            -        41,866
Loss from impairment of intangible assets             -            -       247,325
Other selling, general and administrative         7,155        9,821       197,922
Loss on disposal of fixed assets                      -            -        16,568
                                            ------------  -----------  ------------

NET LOSS                                        (51,427)     (16,488)   (1,514,928)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)          1,705        5,838         2,153
                                            ------------  -----------  ------------

COMPREHENSIVE LOSS                          $   (49,722)  $  (10,650)  $(1,512,775)
--------------------                        ============  ===========  ============

NET LOSS PER SHARE - BASIC AND DILUTED      $         -   $        -   $      (.01)
                                            ============  ===========  ============


WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD -
 BASIC AND DILUTED                           16,468,803    6,350,000     7,104,397
                                            ============  ===========  ============



          See accompanying notes to consolidated financial statements.
                                        3

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      --------------------------------------
                                   (UNAUDITED)

                                                         For The Three    For The Three     March 24, 1999
                                                         Months Ended      Months Ended     (Inception) To
                                                        March 31, 2002    March 31, 2001    March 31, 2002
                                                       ----------------  ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $       (51,427)  $       (16,488)  $    (1,514,928)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization                                       18             1,480            41,884
Stock issued for services and compensation                      23,100                 -           280,600
Deferred consulting                                             12,500                 -            12,500
Option deposit charged to operations                                 -                 -            15,000
Loss on disposal of fixed assets                                     -                 -            16,568
Loss on impaired assets                                              -                 -           247,325
Increase (decrease) in:
Accounts payable and accrued expenses                             (687)           (3,424)          178,959
                                                       ----------------  ----------------  ----------------
Net Cash Used In Operating Activities                          (16,496)          (18,432)         (722,092)
                                                       ----------------  ----------------  ----------------



CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits                                                             -                 -           (16,000)
Purchase of property and equipment                                   -                 -            (5,931)
                                                       ----------------  ----------------  ----------------
Net Cash Used In Investing Activities                                -                 -           (21,931)
                                                       ----------------  ----------------  ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
Obligations (payments) under capital leases                     (4,704)           (1,406)          (20,395)
Proceeds from issuance of common stock                               -                 -           753,848
Short-term loans                                                   (63)                -             3,551
Subscriptions receivable                                             -                 -            50,000
Due to related party                                                 -                 -           (81,987)
Due to creditors                                                     -                 -          (161,650)
Proceeds from loans payable stockholders                        20,325               500            45,310
Proceeds from issuance of notes and loans payable                    -                 -           150,000
                                                       ----------------  ----------------  ----------------
Net Cash Provided By Financing Activities                       15,558              (906)          738,677
                                                       ----------------  ----------------  ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          1,258             5,838             5,711
                                                       ----------------  ----------------  ----------------


(DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                                       320           (13,500)              365

CASH AND CASH EQUIVALENTS - BEGINNING OF
 PERIOD                                                $            45   $        13,500   $             -
                                                       ----------------  ----------------  ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD              $           365   $             -   $           365
------------------------------------------             ================  ================  ================

Cash paid during the period for:
Interest                                               $             -   $             -   $         5,499
                                                       ================  ================= =================

          See accompanying notes to consolidated financial statements.
                                        4

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:
------------------------------------------------------------------------------

In January 2002, the Company received approval for British patent rights on intellectual property. Pursuant to an agreement, the Company is obligated to issue an additional 200,000 Series 1 Convertible Preferred Shares valued at $20,000, which is included as an intangible asset and in preferred shares to be issued.

During the three months ended March 31, 2002, the Company issued 833,333 shares of common stock at $.12 per share to settle a $100,000 note payable. No gain or loss was recognized on the transaction.

During the three months ended March 31, 2002, the Company issued 297,063 shares of common stock at $.12 per share to settle $35,647 of stockholder loans. No gain or loss was recognized on the transaction.


          See accompanying notes to consolidated financial statements.
                                        5

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

For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 2001.

NOTE  2     ACQUISITION  OF  INTANGIBLE  ASSETS
-------     -----------------------------------

In July 2001, the Company entered into a purchase agreement with two individuals who held the intellectual property rights, software and know-how to a computer mouse known as the "QUILL". Under the terms of the agreement, the Company acquired all of the sellers' rights, title and interest in the QUILL in exchange for 220,000 Series 1 Convertible Preferred Shares. These shares will be convertible 1:10 into 2,200,000 shares of common stock upon the QUILL generating $1,000,000 net profit after tax averaged over four fiscal quarters within five years from the signing of the agreement. However, if the $1,000,000 net profit requirement is not met within five years from the signing of the agreement, then these preferred shares will convert 1:1 into 220,000 shares of common stock. Since the $1,000,000 net profit requirement is a contingency, the convertible preferred shares were valued based on the 1:1 conversion ratio using the value of recent cash sales of the common stock at $.10 per share, for a total fair value of $22,000. As of March 31, 2002, the preferred shares have not been issued by the Company, but were issued on April 22, 2002 (See Note 3(A)).

The agreement also calls for the issuance of an additional 200,000 shares of Series 1 Convertible Preferred Stock upon the Company receiving an approval for the patent rights to the QUILL. Such patent rights were granted in January 2002 and the 200,000 preferred shares were issued on April 22, 2002 (See Note 3(A)).

The cost of the above intellectual property rights, software and know-how will be amortized on a straight-line basis over a three-year period. No amortization has been provided as of March 31, 2002, as the Company has not yet commenced production of the QUILL (See Note 5(A)).

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002
                              --------------------
                                   (UNAUDITED)

NOTE  3     STOCKHOLDERS'  DEFICIENCY
-------     -------------------------

(A)  PREFERRED  STOCK  TO  BE  ISSUED
-------------------------------------

Under an agreement dated July 2001, the Company purchased certain intellectual property rights, software and know-how in exchange for 220,000 shares of Series 1 Convertible Preferred Stock having a fair value of $22,000 (See Note 2). In January 2002, British patent rights were granted for the Quill, which obligated the Company to issue an additional 200,000 shares of preferred stock to the sellers under the terms of the agreement. These shares were authorized and issued by the Company on April 22, 2002 and are reflected in the financial statements in the mezzanine section of the balance sheets as Series 1 Convertible Preferred Stock To Be Issued.

(B)  COMMON  STOCK
------------------

In January 2002, the Company issued 61,000 shares of common stock for services having a fair value of $23,100.

In March 2002, a $100,000 long-term note payable was converted into 833,333 shares of restricted common stock at $0.12 per share.

In March 2002, the President of the Company purchased 333,333 shares of restricted common stock for a total price of $40,000 in exchange for a subscription receivable.

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

Upon the issuance of the debentures, the Purchasers will receive three-year term warrants to purchase 3 shares of the Company's common stock for each $1.00 invested exercisable at $.05 per share.

Pursuant to the rules and regulations of the SEC regarding beneficial conversion features, the Company will expense as financing costs any excess of the fair market value of the common stock at the debenture issuance date over the conversion price.

The Company has reserved 28,000,000 shares of authorized but un-issued common stock for issuance to the convertible debenture holders upon exercise in full of the entire principal amount of $500,000 plus the accrued interest upon conversion into shares of common stock. The Company will also, on a best efforts basis, register 200% of the shares of common stock underlying the warrants to be issued and the shares of common stock into which the convertible debentures may be converted.

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

     Torbay Holdings incurred a net loss of $51,427 for the three months ended March 31, 2002 compared to $16,488 for the three months ended March 31, 2001. The increase in net loss reflects the increase in operating expenses over the prior period. Torbay Holdings did not generate any revenues for the three months ended March 31, 2002.

     Torbay Holdings' other selling, general and administrative expenses decreased $2,666 to $7,155 for the three months ended March 31, 2002 from $9,821 for the three months ended March 31, 2001. These decreases reflect Torbay
Holdings' decision to curtail its operations until such time as it receives financing sufficient for it to implement its business plan.

LIQUIDITY AND CAPITAL RESOURCES

         Torbay Holdings, including its subsidiary Designer Appliances, has incurred start-up costs, including administrative costs and research and development costs. To date, Torbay Holdings has received funds from sales of its securities and from loans. It has primarily used the proceeds from the sale of the securities of Designer Appliances (prior to becoming a subsidiary) for payment of operating costs to date. Since inception, Torbay Holdings has received an aggregate of $803,848 from the sale of its securities and $195,310 from loan proceeds. Designer Appliances issued promissory notes in an aggregate amount of $161,650 for the cost of purchasing the intellectual property rights to its products, which was repaid in full by Torbay Holdings from subscription proceeds in 1999.

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

10.4     Intellectual Property Rights Purchase Agreement dated July 12, 2001(4)

10.5 Patent Assignment Agreement relating to "Fatigue Relief" dated July 12, 2001(4)

10.6 Securities Purchase Agreement dated May 15, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, Ltd, Pegasus Capital Partners, LLC and the Company(5)

10.7     Form of Stock Purchase Warrant dated May 15, 2002(5)

10.8     Form of Secured Convertible Debenture dated May 15, 2002(5)

10.9     Security Agreement dated May 15, 2002(5)

10.10 Form of Registration Rights Agreement dated May 15, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC Millennium Capital Partners II, LLC, Pegasus Capital Partners, LLC and the Company(5)

______________
(1) Incorporated herein by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 1999.

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

(4) Incorporated herein by reference to the Company's Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 29, 2002.

(5) Incorporated herein by reference to the Company's Report on Form 10-QSB, filed with the Securities and Exchange Commission on May 15, 2002.


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



Date: August 22, 2002