Form 10KSB/A
period 2001-12-31
TORBAY HOLDINGS INC
filed 2002-11-14
CIK 1078724

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Torbay Holdings is a development stage company created to act as a holding company for late-stage developmental, or early-stage commercial, companies with opportunities in niche markets. Torbay Holdings currently owns two subsidiaries, Designer Appliances Ltd. and Designer Appliances, Inc., and is actively seeking additional acquisitions. Torbay Holdings has acquired valuable intellectual property rights including a world wide patent application for a computer mouse that is thought to be beneficial to computer mice users with regards to the area of treatment and prevention of repetitive strain injury. This will be exploited through Torbay Holdings subsidiary, Designer Appliances.

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

      In July 2001, the Company entered into a definitive purchase agreement with two individuals who held the intellectual property rights and a third individual who was involved in the design drawings for the software and know-how for the computer mouse product now referred to as the Quill (formally known as the "KAT"). Under the terms of the agreement, the Company acquired all of the sellers' rights, title and interests in the KAT in exchange for 220,000 convertible preferred shares. These shares will be convertible into 2,200,000 shares of common stock upon the satisfaction of certain financial performance requirements under the agreement's terms. Under this agreement an additional 200,000 convertible preferred shares are also to be issued if and when a patent is granted which patent has been applied for. Such patent rights were granted in January 2002. These additional preferred shares are convertible under the identical financial performance requirements. In the event that the financial performance requirements are not achieved within five years from the signing of the agreement, then these preferred shares will convert on a 1:1 basis of common stock. As of the date of December 31, 2001 , none of the convertible preferred shares had been issued by the Company.

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

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------



                                    CONTENTS
                                    --------



PAGE  1    INDEPENDENT AUDITORS' REPORT

PAGE  2    CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2001

PAGE  3    CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
           COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED
           DECEMBER 31, 2001 AND 2000 AND FOR THE PERIOD FROM


PAGE  3    MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 2001
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
           EQUITY (DEFICIENCY) FOR THE PERIOD FROM MARCH 24, 1999

PAGES 4-5 (INCEPTION) TO DECEMBER 31, 2001
           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
           ENDED DECEMBER 31, 2001 AND 2000 AND FOR THE PERIOD

PAGE  6    FROM MARCH 24, 1999 (INCEPTION) TO 2001

PAGE 7-18  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF

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

As more fully described in Note 1 of the notes to the financial statements, an error resulting in an overstatement of previously reported intangible assets for the year ended December 31, 2001 was discovered by management of the Company during 2002. Accordingly, the balance sheet as of December 31, 2001 and the statements of operations, changes in stockholders' equity and cash flows for the year then ended have been restated to reflect corrections to previously reported amonts.

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


WEINBERG  &  COMPANY,  P.A.

Boca  Raton,  Florida
April 18, 2002

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2001
                             -----------------------

                                     ASSETS
                                     ------
CURRENT ASSETS


Cash                                                                      $45
                                                                  ------------
Total Current Assets                                                       45
                                                                  ------------


PROPERTY AND EQUIPMENT - NET                                            1,015

OTHER ASSETS
Intangible assets - intellectual property rights and software          22,000
Deposits                                                                1,000
                                                                  ------------
Total Other Assets                                                     23,000
                                                                  ------------
TOTAL ASSETS                                                      $    24,060
                                                                  ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
-----------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                             $   179,647
Loans payable - stockholders                                           24,985
Obligations under capital lease                                        14,351
Short-term loans                                                        3,614
                                                                  ------------
Total Current Liabilities                                             222,597
                                                                  ------------
LONG-TERM LIABILITIES
Notes and loans payable                                               150,000
                                                                  ------------
Total Long-Term Liabilities                                           150,000
                                                                  ------------

TOTAL LIABILITIES                                                     372,597
                                                                  ------------

PREFERRED STOCK TO BE ISSUED (220,000 SHARES)                          22,000
                                                                  ------------
STOCKHOLDERS' DEFICIENCY
Preferred stock, $.0001 par value, 20,000,000 shares authorized             -
Common stock, $.0001 par value, 100,000,000 shares authorized,
    16,400,000 issued and outstanding                                   1,640
Common stock to be issued (500,000 shares)                                 50
Additional paid-in capital                                          1,128,326
Accumulated deficit during development stage                       (1,463,501)
Accumulated other comprehensive income                                    448
Deferred consulting expense                                           (37,500)
                                                                  ------------
TOTAL STOCKHOLDERS' DEFICIENCY                                       (370,537)
                                                                  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    $    24,060
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

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
       -------------------------------------------------------------------


                                                                                                      March 24, 1999
                                                                             Year Ended    Year Ended (Inception) to
                                                                             December 31, December 31, December 31,
                                                                                2001        2000         2001
                                                                             ----------  ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $(418,184)  $(420,265)  $(1,463,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                      334      10,710        41,866
Stock issued for services and compensation                                     257,500           -       257,500
Option deposit charged to operations                                                 -      15,000        15,000
Loss on disposal of fixed assets                                                16,568           -        16,568
Loss on impaired assets                                                              -           -       247,325
(Increase) decrease in:
Attorney's escrow                                                                    -       1,631             -
Accounts receivable                                                                  -         441             -
Increase (decrease) in:
Accounts payable and accrued expenses                                           56,618      58,065       179,646
                                                                             ----------  ----------  ------------
Net Cash Used In Operating Activities                                          (87,164)   (334,418)     (705,596)
                                                                             ----------  ----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits                                                                             -      (1,000)      (16,000)
Purchase of property and equipment                                                   -           -        (5,931)
                                                                             ----------  ----------  ------------
Net Cash Used In Investing Activities                                                -      (1,000)      (21,931)
                                                                             ----------  ----------  ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
Obligations (payments) under capital leases                                     (3,077)     (9,960)      (15,691)
Proceeds from issuance of common stock                                          60,000     144,980       753,848
Short-term loans                                                                 3,614           -         3,614
Subscriptions receivable                                                             -      50,000        50,000
Due to related party                                                                 -     (12,932)      (81,987)
Due to creditors                                                                     -           -      (161,650)
Proceeds from loans payable - stockholders                                      10,785      14,200        24,985
Proceeds from issuance of notes and loans payable                                    -     150,000       150,000
                                                                             ----------  ----------  ------------
Net Cash Provided By Financing Activities                                       71,322     336,288       723,119
                                                                             ----------  ----------  ------------


EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          2,387         940         4,453
                                                                             ----------  ----------  ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (13,455)      1,810            45

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                              $  13,500   $  11,690   $         -
                                                                             ----------  ----------  ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $      45   $  13,500   $        45
------------------------------------------                                   ==========  ==========  ============

Cash paid during the period for:
Interest                                                                     $   1,082   $   3,453   $     5,499
                                                                             ==========  ==========  ============


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


          See accompanying notes to consolidated financial statements.
                                        6

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and APB No. 30, "Reporting the Results of Operations - Reporting Effects of Disposal of a Segment of Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 established a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provision of APB No. 30 for presentation of discontinued operations in the income statement but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fical years beginning after December 15, 2001.

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

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------

(M)  RESTATEMENT  OF  FINANCIAL  STATEMENTS  RESULTING FROM THE CORRECTION OF AN
--------------------------------------------------------------------------------
ERROR
-----

The accompanying balance sheet as of December 31, 2001 has been restated to correct an error for the overstatement of intangible assets and additional paid-in capital during 2001. The restatement results from the Company including the intangible asset conversion shares in addition to the shares issued for the intangible asset at the fair value on the date of grant. The effect of the restatement was to decrease assets and additional paid-in capital by $198,000 for 2001.

The intangible asset and additional paid-in capital accounts in the December 31, 2001 balance sheet and statement of changes in stockholders' equity, and statement of cash flows for the year ended December 31, 2001 have been restated for the effects of the adjustments resulting from the correction of an error.

NOTE  2     STOCK  SUBSCRIPTION  RECEIVABLE
-------

On July 23, 1999, the Company issued 4,850,000 common shared to individuals. The Company had received $598,500 ($495,700 through the attorney's escrow and $102,800 directly) towards this issuance and the remaining $1,500 was deemed uncollectable at December 31, 2000, and charged to additional paid-in capital (See Note 9(B)).

NOTE  3     PROPERTY  AND  EQUIPMENT
-------

Property  and  equipment  at  December  31,  2001  consists  of  the  following:
Office equipment                                 $     2,060
 Less Accumulated depreciation                         1,045
                                                --------------
                                                 $     1,015
                                                ==============

Depreciation expense for the year ended December 31, 2001 and 2000 was $334 and $10,710, respectively.

NOTE  4     INTANGIBLE  ASSETS  AND  IMPAIRMENT  LOSS
-------     -----------------------------------------

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

NOTE  6     NOTES  AND  LOANS  PAYABLE
-------

The  following  schedule  reflects notes and loans payable at December 31, 2001:

Loan payable, non-interest bearing (See Note 9(E) for warrants issued in lieu of interest),  convertible to shares of common stock at $1.50 per share, unsecured,
due by March 30, 2003 (See Note 11)                                             $     100,000
                                                                                ==============

Note payable, non-interest bearing (See Note 9(E) for warrants issued in lieu of interest),  convertible to shares of common stock at $1.50 per share, unsecured,
due by March 23, 2003                                                                  50,000
                                                                                --------------
         Total - All Long-Term                                                  $     150,000
                                                                                ==============


NOTE  7     INCOME  TAXES
-------

The American parent company and its United Kingdom subsidiary file separate tax returns. Income tax expense (benefit) for the years ended December 31, 2001 and 2000 is summarized as follows:

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------

                                    2001          2000
                                ------------   ----------
Current:
      Federal                    $     -          -
      State                            -          -
      Foreign                          -          -

Deferred:
      Federal and state                -          -
      Foreign                          -          -
                                ------------   ----------
    Income tax expense (benefit) $     -     $    -
                                ============   ==========


The parent company's tax expense differs from the "expected" tax expense for the years ended December 31, 2001 and 2000 (computed by applying U.S. Federal Corporate tax rate of 34 percent to income before taxes), as follows:

                                                          2001          2000
                                                  ----------------- ------------

 Computed "expected" tax expense (benefit)         $     (46,283)   $   (67,980)
Effect of unused net operating loss carryforwards         46,283         67,980
                                                  ----------------- ------------
                                                   $           -    $         -
                                                  ================= ============

The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2001 are as follows:

                                                2001          2000
                                         --------------   ----------------
Deferred  tax  assets:
    Net operating loss carryforwards     $     173,067     $     126,784
                                         --------------   ----------------
    Total gross deferred tax assets            173,067           126,784
     Less valuation allowance                 (173,067)         (126,784)
                                         --------------   ----------------

Net deferred tax asset                   $           -     $           -
                                         ==============   ================

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

(B)  OPERATING  LEASE  AGREEMENTS
---------------------------------

The Company leases a vehicle under an operating lease. This lease has a remaining term expiring in September 2002.

Future minimum lease payments under operating leases are as follows at December 31:

                              2002     $     6,610
                                      =============

(C)  ACQUISITION  OF  INTANGIBLE  ASSETS  AGREEMENT
---------------------------------------------------

In July 2001, the Company entered into a purchase agreement with two individuals who hold the intellectual property rights, software and know-how to a computer mouse known as the "QUILL". Under the terms of the agreement, the Company acquired all of the sellers' rights, title and interest in the QUILL in exchange for 220,000 Series 1 Convertible Preferred Shares. The agreement also calls for the issuance of an additional 200,000 shares of Series 1 Convertible Preferred Stock upon the Company receiving an approval for the patent rights to the QUILL. Such patent rights were granted in January 2002 and the 200,000 preferred shares will be issued in April 2002 (See Note 11). These shares will automatically convert 1:10 into 2,200,000 shares of common stock upon the QUILL generating $1,000,000 net profit after tax averaged over four fiscal quarters within five years from the signing of the agreement. However, if the $1,000,000 net profit requirement is not met within five years from the signing of the agreement, then these preferred shares will automatically convert 1:1 into 220,000 shares of common stock. Since the $1,000,000 net profit requirement is a contingency, the convertible preferred shares were valued based on the 1:1 conversion ratio using the value of recent cash sales of the common stock at $.10 per share, for a total fair value of $22,000. As of December 31, 2001, the preferred shares have not been issued by the Company, but will be issued in April 2002 (See Note 9(B)).

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

(E)  WARRANTS
-------------

In Connection with the $100,000 loan received in March 2000 (See Note 6), the Company issued 100,000 warrants, which are convertible at the rate of one warrant per one share of common stock at an exercise price of $1.75 per share. Using the Black-Scholes model, the warrants were valued at $0 using the following assumptions; no annual dividend, volatility of 0%, risk-free interest rate of 6.19% and a term of three years.

In Connection with the $50,000 note received in March 2000 (See Note 6), the Company issued 50,000 warrants, which are convertible into 50,000 shares of common stock at an exercise price of $1.75 per share. Using the Black-Scholes model, the warrants were valued at $0 using the following assumptions; no annual dividend, volatility of 0%, risk-free interest rate of 6.19% and a term of three years.

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



Dated: November 12, 2002
                                   TORBAY HOLDINGS, INC.

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

Name                               Title                                Date
----                               -----                                ----


/s/ Alexander Gordon Lane         Chairman, Secretary and a Director  November 12, 2002
--------------------------------
Alexander Gordon Lane

/s/ William Thomas Large          President, Chief Executive Officer  November 12, 2002
--------------------------------  and Director
William Thomas Large



                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





In connection with the Quarterly Report of Torbay Holdings, Inc.
(the "Company") on Form 10-KSB/A for the period ending December 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Chief Executive Officer and Chief Financial Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



By: /s/  William  Thomas  Large
    ---------------------------

    William  Thomas  Large
    President  and  Chief  Executive  Officer
    (Principal  Executive  Officer  and  Principal  Accounting  Officer)

Dated: November 11, 2002

                            CERTIFICATION PURSUANT TO
                            -------------------------
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

     I,  Thomas Large,  certify  that:

     1. I have reviewed this quarterly report on Form 10-KSB/A of Torbay Holdings, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By: /s/  William  Thomas  Large
    ---------------------------

    William  Thomas  Large
    President  and  Chief  Executive  Officer
    (Principal  Executive  Officer  and  Principal  Accounting  Officer)

Dated: November 11, 2002