Form 10QSB/A
period 2002-06-30
TORBAY HOLDINGS INC
filed 2002-11-14
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                         _______________________________

                                  FORM 10-QSB/A
(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

For  the  quarterly  period  ended June 30, 2002

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

Part  I  -  FINANCIAL  INFORMATION

ITEM  2.     FINANCIAL  STATEMENTS



                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS
                                    --------

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS
                                    --------


PAGE     2     CONSOLIDATED  BALANCE  SHEETS  AS  OF  JUNE  30,  2002
               (UNAUDITED) AND DECEMBER 31, 2001

PAGE     3     CONSOLIDATED  STATEMENTS  OF  OPERATIONS  AND  OTHER
               COMPREHENSIVE  INCOME  (LOSS)  FOR  THE  THREE  AND  SIX
               MONTHS  ENDED  JUNE  30,  2002  AND  FOR  THE  PERIOD  FROM
               MARCH  24,  1999  (INCEPTION)  THROUGH  JUNE  30,  2002
               (UNAUDITED)

PAGES   4 - 5  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  FOR  THE  SIX
               MONTHS  ENDED  JUNE  30,  2002  AND  2001  AND  FOR  THE  PERIOD
               FROM  MARCH  24,  1999  (INCEPTION)  THROUGH  JUNE  30,  2002
               (UNAUDITED)

PAGES   6 - 9  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  AS  OF
               JUNE 30, 2002 (UNAUDITED)

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                          ASSETS
                                                          ------
                                                                                              June 30, 2002       December 31,
                                                                                               (Unaudited)          2001
                                                                                             ---------------  ----------------
CURRENT ASSETS
Cash                                                                                           $    61,521   $        45
Prepaid expenses                                                                                     9,821             -
                                                                                             ---------------  ----------------
Total Current Assets                                                                                71,342            45
                                                                                             ---------------  ----------------
PROPERTY AND EQUIPMENT - NET                                                                        23,654         1,015
                                                                                             ---------------  ----------------

OTHER ASSETS
Intangible assets - intellectual property rights and software                                       95,572        22,000
Deposits                                                                                             1,000         1,000
                                                                                             ---------------  ----------------
Total Other Assets                                                                                  96,572        23,000
                                                                                             ---------------  ----------------

TOTAL ASSETS                                                                                   $   191,568   $    24,060
                                                                                             ===============  ================
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------


CURRENT LIABILITIES
Accounts payable and accrued expenses                                                          $   194,118   $   179,647
Loan payable - stockholder                                                                           9,663        24,985
Obligations under capital lease                                                                          -        14,351
Short-term loans                                                                                     3,817         3,614
Notes and loans payable - short-term                                                               300,000             -
                                                                                             ---------------  ----------------
Total Current Liabilities                                                                          507,598       222,597
                                                                                             ---------------  ----------------

LONG-TERM LIABILITIES
Notes and loans payable                                                                                  -       150,000
                                                                                             ---------------  ----------------
Total Long-Term Liabilities                                                                              -       150,000
                                                                                             ---------------  ----------------
TOTAL LIABILITIES                                                                                  507,598       372,597
                                                                                             ---------------  ----------------
PREFERRED STOCK TO BE ISSUED (220,000 SHARES)                                                            -        22,000
                                                                                             ---------------  ----------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.0001 par value, 20,000,000 shares authorized, 420,000 and none issued and
 outstanding, respectively                                                                              42             -
Common stock, $.0001 par value, 100,000,000 shares authorized, 18,764,729 and 16,400,000
 issued and outstanding, respectively                                                                1,876         1,640
Common stock to be issued (535,714 shares)                                                              54            50
Additional paid-in capital                                                                       1,826,077     1,128,326
Accumulated deficit during development stage                                                    (2,028,511)   (1,463,501)
Accumulated other comprehensive income                                                              (5,943)          448
Deferred consulting expense                                                                        (12,500)      (37,500)
Deferred interest and financing costs                                                              (97,125)            -
                                                                                             ---------------  ----------------
Total Stockholders' Equity (Deficiency)                                                           (316,030)     (370,537)
                                                                                             ---------------  ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                                        $   191,568   $    24,060
-------------------------------------------------------                                      ===============  ================

          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
   CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
   ---------------------------------------------------------------------------
                                   (UNAUDITED)



                                                 For the Three    For the Three    For the Six       For the Six
                                                 Months Ended     Months Ended     Months Ended      Months Ended
                                                 June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001
                                                ---------------  ---------------  ---------------  ---------------
INCOME                                          $            -   $            -   $            -   $            -
                                                ---------------  ---------------  ---------------  ---------------

EXPENSES
Consulting                                              69,750                -           85,350                -
Directors fees                                          26,000              106           31,500            3,208
Executive compensation                                       -          220,000                -          220,000
Depreciation and amortization                                -                -                -                -
Legal and professional fees                             88,555              (37)         111,727            3,528
Loss from impairment of intangible assets                    -                -                -                -
Loss on disposal of fixed assets                             -                -                -                -
Other selling, general and administrative               61,653            1,372           68,808           11,193
                                                ---------------  ---------------  ---------------  ---------------
Total Expenses                                         245,958          221,441          297,385          237,929
                                                ---------------  ---------------  ---------------  ---------------

LOSS FROM OPERATIONS                                  (245,958)        (221,441)        (297,385)        (237,929)
Less: Interest and financing costs                     267,625                -          267,625                -
                                                ---------------  ---------------  ---------------  ---------------

NET LOSS                                              (513,583)        (221,441)        (565,010)        (237,929)
---------

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation gains/(losses)             (8,096)          (2,490)          (6,391)           3,348
                                                ---------------  ---------------  ---------------  ---------------

COMPREHENSIVE LOSS                              $     (521,679)  $     (223,931)  $     (571,401)  $     (234,581)
-------------------                             ===============  ===============  ===============  ===============

Net loss per common share - basic and diluted   $        (0.03)  $        (0.02)  $        (0.03)  $        (0.03)
                                                ===============  ===============  ===============  ===============

Weighted average number of common shares
outstanding - basic and diluted                     18,692,939       11,202,747       17,640,043        8,789,779
                                                ===============  ===============  ===============  ===============

                                               For the Period From
                                            March 24, 1999 (Inception)
                                                to June 30, 2002
                                                 ---------------
INCOME                                          $            -
                                                 ---------------
EXPENSES
Consulting                                             374,754
Directors fees                                         208,490
Executive compensation                                 220,000
Depreciation and amortization                           41,866
Legal and professional fees                            392,308
Loss from impairment of intangible assets              247,325
Loss on disposal of fixed assets                        16,568
Other selling, general and administrative              259,575
                                                 ---------------
Total Expenses                                       1,760,886
                                                ---------------

LOSS FROM OPERATIONS                                (1,760,886)
Less: Interest and financing costs                     267,625
                                                 ---------------

NET LOSS                                            (2,028,511)
--------

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation gains/(losses)             (5,943)
                                                 ---------------

COMPREHENSIVE LOSS                              $   (2,034,454)
-------------------                              ===============

Net loss per common share - basic and diluted   $        (0.22)
                                                 ===============

Weighted average number of common shares
outstanding - basic and diluted                      9,262,676
                                                 ===============



          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                                                  For The Six       For The Six    March 24, 1999
                                                                  Months Ended      Months Ended   (Inception) To
                                                                  June 30, 2002    June 30, 2001    June 30, 2002
                                                                 ---------------  ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $     (565,010)  $     (237,929)  $   (2,028,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                               (56)               -           41,810
Deferred interest and financing costs recognized                         13,875                -           13,875
Stock issued for services and compensation                               50,100          220,000          307,600
Prepaid expenses written off                                                893                -              893
Deferred consulting                                                      25,000                -           25,000
Beneficial conversion feature on convertible debt                       250,000                -          250,000
Option deposit charged to operations                                          -                -           15,000
Loss on disposal of fixed assets                                              -                -           16,568
Loss on impaired assets                                                       -                -          247,325
Increase (decrease) in:
Accounts payable and accrued expenses                                     9,471           (1,029)         189,117
                                                                 ---------------  ---------------  ---------------
Net Cash Used In Operating Activities                                  (215,727)         (18,958)        (921,323)
                                                                 ---------------  ---------------  ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits                                                                      -                -          (16,000)
Purchase of property and equipment                                      (17,583)               -          (23,514)
                                                                 ---------------  ---------------  ---------------
Net Cash Used In Investing Activities                                   (17,583)               -          (39,514)
                                                                 ---------------  ---------------  ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
Obligations (payments) under capital leases                             (14,351)          (1,436)         (30,042)
Proceeds from issuance of common stock                                    5,000                -          758,848
Short-term loans                                                            203                -            3,817
Subscriptions receivable                                                 40,000                -           90,000
Due to related party                                                          -                -          (81,987)
Due to creditors                                                              -                -         (161,650)
Proceeds from loans payable stockholders                                 20,325            2,035           45,310
Proceeds from issuance of notes and loans payable                       250,000                -          400,000
                                                                 ---------------  ---------------  ---------------
Net Cash Provided By Financing Activities                               301,177              599        1,024,296
                                                                 ---------------  ---------------  ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (6,391)           4,859           (1,938)
                                                                 ---------------  ---------------  ---------------


(DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                                             61,476          (13,500)          61,521

CASH AND CASH EQUIVALENTS - BEGINNING OF
 PERIOD                                                          $           45   $       13,500   $            -
                                                                 ---------------  ---------------  ---------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                        $       61,521   $            -   $       61,521
----------------------------------------                         ===============  ===============  ===============
Cash paid during the period for:
Interest                                                         $            -   $            -   $            -
                                                                 ===============  ===============  ===============

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


SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:
------------------------------------------------------------------------------

In January 2002, the Company received approval for British patent rights on intellectual property. Pursuant to an agreement, the Company issued in April 2002 an additional 200,000 Series 1 Convertible Preferred Shares valued at
$20,000,  which  is  included  as  an  intangible  asset and in preferred stock.

During the six months ended June 30, 2002, the Company issued 833,333 shares of common stock valued for financial accounting purposes at $.12 per share based upon a recent cash offering price to settle a $100,000 note payable. No gain or loss was recognized on the transaction.

During the six months ended June 30, 2002, the Company issued 297,063 shares of common stock valued for financial accounting purposes at $.12 per share based upon a recent cash offering price to settle $35,647 of stockholder loans. No gain or loss was recognized on the transaction.

During the six months ended June 30, 2002, the Company incurred a payable of $5,000 for the acquisition of equipment.

During the six months ended June 30, 2002, the Company entered into an agreement to acquire a software license agreement with an estimated useful life of three years and one-year maintenance contract in exchange for 535,714 common shares to be issued. The shares were valued for financial accounting purposes at $.12 per share based on the closing price on the effective date of the agreement for an aggregate value of $64,286, which the Company allocated $53,572 to the software license agreement and $10,714 to the maintenance contract.


          See accompanying notes to consolidated financial statements.
                                        5

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                               -------------------
                                   (UNAUDITED)

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

For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 2001.

NOTE  2     ACQUISITION  OF  INTANGIBLE  ASSETS
-------     -----------------------------------

In July 2001, the Company entered into a purchase agreement with two individuals who held the intellectual property rights, software and know-how to a computer mouse known as the "QUILL". Under the terms of the agreement, the Company acquired all of the sellers' rights, title and interest in the QUILL in exchange for 220,000 Series 1 Convertible Preferred Shares. The agreement also calls for the issuance of an additional 200,000 shares of Series 1 Convertible Preferred Stock upon the Company receiving an approval for the patent rights to the QUILL, which were granted in January 2002. These preferred shares will convert 1:10 into 4,200,000 shares of common stock upon the QUILL generating $1,000,000 net profit after tax averaged over four fiscal quarters within five years from the signing of the agreement. However, if the $1,000,000 net profit requirement is not met within five years from the signing of the agreement, then these preferred shares will convert 1:1 into 420,000 shares of common stock. Since the $1,000,000 net profit requirement is a contingency, the convertible preferred shares were valued based on the 1:1 conversion ratio using the value of recent cash sales of the common stock at $.10 per share, for a total fair value of $42,000. The 420,000 preferred shares were issued on April 22, 2002 (See Note 4(A)).

The cost of the above intellectual property rights, software and know-how will be amortized on a straight-line basis over a three-year period. No amortization has been provided as of June 30, 2002, as the Company has not yet commenced production of the QUILL (See Note 5).

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                               -------------------
                                   (UNAUDITED)


NOTE  3     CONVERTIBLE  DEBENTURES
-------     -----------------------

In order to provide working capital and financing for the Company's expansion, as of May 15, 2002, the Company entered into a securities purchase agreement and related agreements with four accredited investors (the "Purchasers") for the purchase of $500,000 of the Company's 12% convertible debentures in two tranches of $250,000 each and due May 15, 2003. The debentures bear interest at a rate of 12% per annum, payable either quarterly or at the time of conversion in common stock or cash at the option of the Purchasers. As of June 30, 2002, the Company has received the first tranche and is indebted to the debenture holders for $250,000. Interest expense on the debentures, in the amount of $3,750, has been accrued and charged to operations for the period ended June 30, 2002.

As part of the agreement, the Purchasers received three-year term warrants to purchase 3 shares of the Company's common stock for each $1.00 invested exercisable at $.05 per share. The fair value of the warrants issued amounted to $111,000 using the Black-Scholes option pricing model in accordance with SFAS 123 with the following assumptions: dividend yield of zero, expected volatility of 258%, risk-free interest rate of 4% and an expected life of three years. Accordingly, $13,875 has been recognized as interest and financing costs and $97,125 has been recorded as deferred financing costs which shall be amortized over the remaining life of the convertible debentures.

The debentures are convertible into shares of common stock at the lesser of $0.05 per share or the average of the lowest three intraday trading prices of a share of common stock during the twenty trading days immediately preceding conversion date discounted by 50%. Pursuant to the rules and regulations of the SEC regarding beneficial conversion features, the Company has expensed as interest and financing costs the excess of the fair market value of the common stock at the debenture issuance date over the conversion price which amounted to $250,000 (limited to total equity raised) and has been included in additional paid-in capital.

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

NOTE  4     STOCKHOLDERS'  DEFICIENCY
-------     -------------------------

(A)  PREFERRED  STOCK
---------------------

Under an agreement dated July 2001, the Company purchased certain intellectual property rights, software and know-how in exchange for 220,000 shares of Series 1 Convertible Preferred Stock having a fair value of $22,000 (See Note 2). In January 2002, British patent rights were granted for the Quill, which obligated the Company to issue an additional 200,000 shares of preferred stock to the sellers under the terms of the agreement. These shares (aggregating 420,000) were issued by the Company on April 22, 2002.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                               -------------------
                                   (UNAUDITED)

(B)  COMMON  STOCK
------------------

In September 2001, the Company entered into a one-year financial consulting agreement whereby it will issue 500,000 shares of common stock having a fair value of $50,000 in exchange for these services. These common shares were issued in April 2002 and had been reflected in the financial statements of reporting periods prior to June 30, 2002, as common stock to be issued. The cost of the services is being amortized over the one-year term of the agreement and the unamortized portion has been deferred and shown as a contra to stockholders' deficiency.

In January 2002, the Company issued 61,000 shares of common stock for services having a fair value of $23,100.

In March 2002, a $100,000 long-term note payable was converted into 833,333 shares of restricted common stock at $0.12 per share.

In March 2002, the President of the Company purchased 333,333 shares of restricted common stock for a total price of $40,000 in exchange for a subscription receivable. The Company received the $40,000 during the second quarter of 2002.

In March 2002, loans payable to a stockholder amounting to $35,647 as of that date were converted into 297,063 shares of restricted common stock.

In  May  2002,  the  Company  issued  40,000  shares of common stock for $5,000.

In May 2002, the Company issued 300,000 common shares as a consultant fee in connection with the convertible debentures issued in May 2002 (See Note 3).

(C)  COMMON  STOCK  TO  BE  ISSUED
----------------------------------

On May 31, 2002, the Company entered into an agreement to acquire computer software and licenses and a one-year service contract for the establishment of a website, database management for users and products, inventory management, and point of sale service. The seller agreed that they would accept payment in common stock of the Company amounting to 535,714 shares to be issued subsequent to June 30, 2002 having an aggregate fair value of $64,286 based on the most recent closing price of $0.12 per share. Based on the vendor's estimated price for the software and service contract, a pro rata allocation was made to intangible assets of $53,572 and prepaid expenses of $10,714, respectively. In addition, $893 of expense was recognized for the portion of the service contract that was used as of June 30, 2002.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                               -------------------
                                   (UNAUDITED)

NOTE  5     MANUFACTURING  AGREEMENT
-------     ------------------------

In April 2002, the Company entered into a manufacturing agreement with an independent contractor to manufacture the QUILL computer mouse under the terms and conditions enumerated in such agreement. The Company does not have a fixed purchase commitment under this agreement. However, according to the terms of the agreement there is a minimum order quantity of 5,000 pieces. The agreement does not indicate when shipments are scheduled to commence, but management estimates that production should begin at the end of August 2002 and shipments will be made during September 2002.

NOTE  6     GOING  CONCERN
-------     --------------

As reflected in the accompanying financial statements, the Company has accumulated losses of $2,028,511 since inception, a working capital deficiency of $436,256 and a stockholders' deficiency of $316,030. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management's plans include obtaining funds through a securities purchase agreement for up to $500,000 which will provide the Company with the working capital it requires to implement its business plan (See Notes 3 and 7).

NOTE  7     SUBSEQUENT  EVENTS
-------     ------------------

On August 21, 2002, the Company received $55,000 of the second $250,000 tranche (See Note 3) in exchange for 12% convertible debentures due August 20, 2003 under terms identical to those in Note 3 and 165,000 warrants having a fair value of $10,000 using the Black-Scholes model with the following assumptions: dividend yield of zero, expected volatility of 167%, risk-free interest rate of 3% and an expected life of three years. The remaining $195,000 is due and payable within five business days following the effective date of the Company's registration statement.

On October 29, 2002, the effective date of the agreement, the Company elected a new non-executive member to the Company's Board of Directors. In connection with this election, the Company granted said director a one-year option exercisable immediately to purchase up to 588,235 restricted shares of the Company's common stock at $.085 per share. The fair value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero, expected volatility of 170%, risk-free interest rate of 2.0% and an expected life of one year and amounted to $95,000, which shall be recognized during the fourth quarter of 2002.

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

     In July 2001, the Company entered into a purchase agreement with two individuals who held the intellectual property rights, software and know-how to a computer mouse known as the "QUILL". Under the terms of the agreement, the Company acquired all of the sellers' rights, title and interest in the QUILL in exchange for 220,000 Series 1 Convertible Preferred Shares. These shares will be convertible 1:10 into 2,200,000 shares of common stock upon the QUILL generating $1,000,000 net profit after tax averaged over four fiscal quarters within five years from the signing of the agreement. However, if the $1,000,000 net profit requirement is not met within five years from the signing of the agreement, then these preferred shares will convert 1:1 into 220,000 shares of common stock. Since the $1,000,000 net profit requirement is a contingency, the convertible preferred shares were valued based on the 1:1 conversion ratio using the value of recent cash sales of the common stock at $.10 per share, for a total fair value of $22,000. The preferred shares were issued on April 22, 2002.

     The agreement also calls for the issuance of an additional 200,000 shares of Series 1 Convertible Preferred Stock upon the Company receiving an approval for the patent rights to the QUILL. Such patent rights were granted in January 2002 and the 200,000 preferred shares were issued on April 22, 2002.

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


RESULTS  OF  OPERATIONS  FOR  THE  SIX  MONTHS  ENDED JUNE 30, 2002 AND
JUNE 30,  2001

     Torbay Holdings incurred a net loss of $565,010 for the six months ended June 30, 2002 compared to $237,929 for the six months ended June 30, 2001. The increase in net loss reflects the increase in operating expenses over the prior periods and is primarily associated with costs and allocations for the Company's convertible debenture financing.

     Torbay Holdings did not generate any revenues for the six months ended June 30, 2002.

     Torbay Holdings' selling, general and administrative expenses increased $60,281 to $61,653 for the three months ended June 30, 2002 from $1,372 for the three months ended June 30, 2001. These increases is primarily due to increased activity for preparation of product sales.

LIQUIDITY AND CAPITAL RESOURCES

         Torbay Holdings, including its subsidiary Designer Appliances, has incurred start-up costs, including administrative costs and research and development costs. To date, Torbay Holdings has received funds from sales of its securities and from loans. It has primarily used the proceeds from the sale of the securities of Designer Appliances (prior to becoming a subsidiary) for payment of operating costs to date. Since inception, Torbay Holdings has received an aggregate of $848,848 from the sale of its securities and $445,310 from loan proceeds. Designer Appliances issued promissory notes in an aggregate amount of $161,650 for the cost of purchasing the intellectual property rights to its products, which was repaid in full by Torbay Holdings from subscription proceeds in 1999.

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

Recent Financing

     The Company entered into a Securities Purchase Agreement on May 15, 2002, with several institutional investors (the "Investors") for the sale of the Company's 12% secured convertible debentures in the principal amount of $250,000 and the Company also issued warrants to purchase an aggregate of up to 750,000 shares of the Company's common stock. The terms of the convertible debentures provide for full payment on or before May 14, 2003, with interest of 12% per annum, which may be converted at any time at the lesser of (i) $.05 or (ii) the average of the lowest three (3) trading prices during the 20 trading days immediately prior to the date the conversion notice is sent, divided by two. The terms of the warrants entitle each investor to purchase shares of the Company's common stock at a price equal to the lesser of (i) the registration price and
(ii) the average of the lowest three (3) trading prices during the twenty (20) trading days immediately prior to exercise. The Company and the Investors have verbally agreed to amend the exercise price of the warrants held by the Investor from a price equal to the lesser of (i) the registration price and (ii) the average of the lowest three (3) trading prices during the twenty (20) trading days immediately prior to exercise to a fixed exercise price of $.05 per share.

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

     As of June 30, 2002, (i) $250,000 of the debentures have been issued, none of which have been converted, and (ii) 750,000 warrants have been issued, none of which have been exercised. Pursuant to the terms of the Securities Purchase Agreement, upon a registration statement being declared effective by the SEC and upon the satisfaction of additional conditions by the Company, the investors will be obligated to purchase an additional debenture in the amount of $250,000 and will be granted warrants to purchase an additional 750,000 shares of the Company's common stock. The conversion terms of the second convertible debenture and the exercise price of the additional warrants to purchase 750,000 shares of common stock will be identical to the initial debenture and warrants as stated above.

     As of the date of this Quarterly Report, the Investor has verbally agreed to provide the Company with an additional $55,000 for the purchase of the Company debentures leaving debentures in the amount of $195,000 to be purchased by the Investor if and when the Company's registration statement on Form SB-2 is declared effective by the SEC. Counsel for the Company and the Investor are preparing documents to reflect this verbal understanding.

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

Other Agreements

     On May 31, 2002 the Company entered into an agreement with Cenicola-Helvin Enterprises, located in Las Vegas, Nevada for Cenicola-Helvin to build the Company's Internet Web site. The agreement is for a term of 12 months. Cenicola-Helvin has agreed to accept payment in the form of an investment in the Company's common stock. The Company has agreed to issue 535,714 shares of the Company's common stock at a value of $150,000, with registration rights.

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

     On May 22, 2002 the Company issued 2,003,729 shares if its common stock to:

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

d. Glen Michaels Financial, Inc. - In April, 2000 the Company issued 500,000 shares for consulting services rendered to the Company.

e.   Tony Marchant -  40,000 shares of common stock pursuant to cash receipt.


The Company believes that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of
Section 4(2)  thereof.

     In June the Company issued 300,000 shares if its common stock to the NIR Group for consulting services rendered to the Company. The Company believes that each transaction were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.     OTHER  INFORMATION

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

             None

     (b)     Reports  on  Form  8-K

     The Company did not file any reports on Form 8-K for the second quarter of the 2002 fiscal year.

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


Date:  November 11, 2002

                             CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002






In connection with the Quarterly Report of Torbay Holdings, Inc.
(the "Company") on Form 10-QSB/A for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Chief Executive Officer and Chief Financial Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



By: /s/  William  Thomas  Large
    ---------------------------

    William  Thomas  Large
    President  and  Chief  Executive  Officer
    (Principal  Executive  Officer  and  Principal  Accounting  Officer)

Dated: November 11, 2002

                            CERTIFICATION PURSUANT TO
                            -------------------------
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

     I,  Thomas Large,  certify  that:

     1. I have reviewed this quarterly report on Form 10-QSB/A of Torbay Holdings, Inc.

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