Form 10QSB
period 2002-09-30
TORBAY HOLDINGS INC
filed 2002-11-19
CIK 1078724

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                         _______________________________

                                  FORM 10-QSB
(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

For  the  quarterly  period  ended September 30, 2002

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

     Yes  X  No __

     The Company had 20,912,617 shares of common stock outstanding as of November 18, 2002.


      Transitional  Small  Business  Disclosure  Format  (check  one):
Yes __   No  X_

Part  I  -  FINANCIAL  INFORMATION

ITEM  2.     FINANCIAL  STATEMENTS


                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS
                                    --------


PAGE     2     CONDENSED  CONSOLIDATED  BALANCE  SHEETS AS OF SEPTEMBER 30, 2002
               (UNAUDITED)  AND  DECEMBER  31,  2001

PAGE     3     CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS  AND  OTHER
               COMPREHENSIVE  INCOME  (LOSS)  FOR THE THREE AND NINE MONTHS
               ENDED SEPTEMBER 30, 2002  AND  FOR  THE PERIOD FROM MARCH 24,
               1999 (INCEPTION) THROUGH SEPTEMBER 30, 2002  (UNAUDITED)

PAGES 4 - 5    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
               MONTHS  ENDED SEPTEMBER 30, 2002 AND 2001 AND FOR THE PERIOD
               FROM MARCH 24, 1999 (INCEPTION) THROUGH SEPTEMBER 30, 2002
               (UNAUDITED)

PAGES 6 -10    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
               SEPTEMBER 30, 2002 (UNAUDITED)

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------



                                                          ASSETS
                                                          ------
                                                                                                September 30,
                                                                                                    2002     December 31,
                                                                                                (Unaudited)      2001
                                                                                              -------------- -------------
CURRENT ASSETS
Cash                                                                                           $    65,929   $        45
Prepaid expenses                                                                                     7,198             -
                                                                                              -------------- -------------
Total Current Assets                                                                                73,127            45
                                                                                              -------------- -------------
PROPERTY AND EQUIPMENT - NET                                                                        24,336         1,015
                                                                                              -------------- -------------

OTHER ASSETS
Intangible assets - intellectual property rights and software                                       95,957        22,000
Deposits                                                                                             1,000         1,000
                                                                                              -------------- -------------
Total Other Assets                                                                                  96,957        23,000
                                                                                              -------------- -------------

TOTAL ASSETS                                                                                   $   194,420   $    24,060
-------------                                                                                 ============== =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                     ---------------------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                                                          $   197,034   $   179,647
Loan payable - stockholder                                                                           9,663        24,985
Obligations under capital lease                                                                          -        14,351
Short-term loans                                                                                     3,888         3,614
Notes and debentures payable - short term                                                          355,000             -
Advance for stock purchase                                                                          47,800             -
                                                                                              -------------- -------------
Total Current Liabilities                                                                          613,385       222,597
                                                                                              -------------- -------------


LONG-TERM LIABILITIES
Notes and loans payable                                                                                  -       150,000
                                                                                              -------------- -------------
Total Long-Term Liabilities                                                                              -       150,000
                                                                                               ------------  ------------

TOTAL LIABILITIES                                                                                  613,385       372,597
                                                                                              -------------- -------------

PREFERRED STOCK TO BE ISSUED (220,000 SHARES)                                                            -        22,000
                                                                                              -------------- -------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.0001 par value, 20,000,000 shares authorized, 420,000 and none issued and
outstanding, respectively                                                                               42             -
Common stock, $.0001 par value, 100,000,000 shares authorized, 18,764,729 and 16,400,000
issued and outstanding, respectively                                                                 1,876         1,640
Common stock to be issued (539,568 shares)                                                              54            50
Additional paid-in capital                                                                       1,891,539     1,128,326
Accumulated deficit during development stage                                                    (2,225,813)   (1,463,501)
Accumulated other comprehensive income (loss)                                                       (8,121)          448
Deferred consulting expense                                                                              -       (37,500)
Deferred interest and financing costs                                                              (78,542)            -
                                                                                              -------------- -------------
Total Stockholders' Equity (Deficiency)                                                           (418,965)     (370,537)
                                                                                              -------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                                        $   194,420   $    24,060
---------------------------------------------------------                                      ============= =============

          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
  ------------------------------------------------------------------------------
                                     (LOSS)
                                     ------
                                   (UNAUDITED)

                                                                                                                For the Period
                                                                                                                   From
                                                      For the Three  For the Three  For the Nine  For the Nine  March 24, 1999
                                                      Months Ended   Months Ended  Months Ended   Months Ended (Inception) to
                                                      September 30,  September 30, September 30, September 30,  September 30,
                                                           2002          2001          2002          2001          2002
                                                       ------------  ------------  ------------  ------------  ------------
INCOME                                                 $         -   $         -   $         -   $         -   $         -
                                                       ------------  ------------  ------------  ------------  ------------


EXPENSES
Consulting                                                  12,500             -        97,850             -       387,254
Directors fees                                              22,150        20,961        53,650        24,170       230,640
Executive compensation                                           -             -             -       220,000       220,000
Depreciation and amortization                                    -             -             -             -        41,866
Legal and professional fees                                 17,430        32,449       129,157        35,976       409,738
Loss from impairment of intangible assets                        -             -             -             -       247,325
Loss on disposal of fixed assets                                 -             -             -             -        16,568
Other selling, general and administrative                   53,590        22,934       122,398        34,127       313,165
                                                       ------------  ------------  ------------  ------------  ------------
Total Expenses                                             105,670        76,344       403,055      (314,273)    1,866,556
                                                       ------------  ------------  ------------  ------------  ------------

LOSS FROM OPERATIONS                                      (105,670)      (76,344)     (403,055)     (314,273)   (1,866,556)

OTHER EXPENSES
Interest and financing costs                                91,633             -       359,258             -       359,258
                                                       ------------  ------------  ------------  ------------  ------------

NET LOSS                                                  (197,303)      (76,344)     (762,313)     (314,273)   (2,225,814)
--------

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation gains/(losses)                 (2,178)       (1,733)       (8,569)         (606)       (8,121)
                                                       ------------  ------------  ------------  ------------  ------------
COMPREHENSIVE LOSS                                     $  (199,481)  $   (78,077)  $  (770,882)  $  (314,879)  $(2,233,935)
------------------                                     ============  ============  ============  ============  ============
NET LOSS PER COMMON SHARE - BASIC AND DILUTED          $     (0.01)  $         -   $     (0.04)  $     (0.03)  $     (0.22)
                                                       ============  ============  ============  ============  ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- BASIC AND DILUTED                                     19,304,297    16,032,609    18,201,328    11,230,586     9,980,585
                                                       ============  ============  ============  ============  ============


          See accompanying notes to consolidated financial statements.
                                        3

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         ------------------------------------------------------------
                                   (UNAUDITED)



                                                                           For The Nine  For The Nine March 24, 1999
                                                                           Months Ended  Months Ended  Inception) To
                                                                           September 30, September 30, September 30,
                                                                                2002        2001          2002
                                                                             ----------  ----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $(762,313)  $(314,272)  $(2,225,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                        -         353        41,866
Deferred interest and financing costs recognized                                42,458           -        42,458
Stock issued for services and compensation                                      50,100     220,000       307,600
Prepaid expenses written off                                                     3,593           -         3,593
Deferred consulting expense                                                     37,500           -        37,500
Beneficial conversion feature on convertible debt                              305,000           -       305,000
Option deposit charged to operations                                                 -           -        15,000
Loss on disposal of fixed assets                                                     -           -        16,568
Loss on impaired assets                                                              -           -       247,325
Increase (decrease) in:
Accounts payable and accrued expenses                                           17,388      17,317       197,034
                                                                             ----------  ----------   ------------
Net Cash Used In Operating Activities                                         (306,274)    (76,602)   (1,011,870)
                                                                             ----------  ----------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits                                                                             -           -       (16,000)
Purchase of property and equipment                                             (23,245)          -       (29,176)
                                                                             ----------  ----------   ------------
Net Cash Used In Investing Activities                                          (23,245)          -       (45,176)
                                                                             ----------  ----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Obligations (payments) under capital leases                                    (14,351)       (336)      (30,042)
Proceeds from issuance of common stock                                           5,000      60,000       758,848
Short-term loans                                                                     -           -         3,614
Subscriptions receivable                                                        40,000           -        90,000
Due to related party                                                                 -           -       (81,987)
Due to creditors                                                                     -           -      (161,650)
Proceeds from loans payable stockholders                                        20,325       3,035        45,310
Proceeds from issuance of notes, loans and debentures payable                  305,000           -       455,000
Advance for stock purchase                                                      47,800           -        47,800
                                                                             ----------  ----------   ------------
Net Cash Provided By Financing Activities                                      403,774      62,699     1,126,893
                                                                             ----------  ----------   ------------


EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (8,371)        403        (3,918)
                                                                             ----------  ----------   ------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                65,884     (13,500)       65,929

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                              $      45   $  13,500   $         -
                                                                             ----------  ----------   ------------


CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $  65,929   $       -   $    65,929
------------------------------------------                                   ==========  ===========  ============


          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                  (UNAUDITED)
                         --------------------------------


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

During the nine months ended September 30, 2002, the Company issued 833,333 shares of common stock valued for financial accounting purposes at $.12 per share based upon a recent cash offering price to settle a $100,000 note payable. No gain or loss was recognized on the transaction.

During the nine months ended September 30, 2002, the Company issued 297,063 shares of common stock valued for financial accounting purposes at $.12 per share based upon a recent cash offering price to settle $35,647 of stockholder loans. No gain or loss was recognized on the transaction.

During the nine months ended September 30, 2002, the Company entered into an agreement to acquire a software license agreement with an estimated useful life of three years and one-year maintenance contract in exchange for 539,568 common shares to be issued. The shares were valued for financial accounting purposes at $.12 per share based on the closing price on the effective date of the agreement for an aggregate value of $64,748, which the Company allocated $53,957 to the software license agreement and $10,791 to the maintenance contract.




          See accompanying notes to consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                            ------------------------
                                   (UNAUDITED)




NOTE  1   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND  ORGANIZATION
-------   -----------------------------------------------------------------

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

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

          The cost of the above intellectual property rights, software and know-how will be amortized on a straight-line basis over a three-year period. No amortization has been provided as of September 30, 2002, as the Company has not yet commenced production of the QUILL (See Note
          5).

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                            ------------------------
                                   (UNAUDITED)


NOTE  3   CONVERTIBLE  DEBENTURES
-------   -----------------------

          In order to provide working capital and financing for the Company's expansion, as of May 15, 2002, the Company entered into a securities purchase agreement and related agreements with four accredited investors (the "Purchasers") for the purchase of $500,000 of the Company's 12% convertible debentures in two tranches of $250,000 each. The debentures bear interest at a rate of 12% per annum, payable either quarterly or at the time of conversion in common stock or cash at the option of the Purchasers. On May 15, 2002, the Company received the first tranche of $250,000. On August 21, 2002, the agreement was amended whereby the Company received $55,000 of the second tranche on August 21 with the balance of $195,000 to be received by the Company within five business days following the effective date of the registration statement filed to register the common shares discussed in the final paragraph of this note. Interest expense on the debentures, in the amount of $11,800, has been accrued and charged to operations for the period ended September 30, 2002.

          As part of the agreement, the Purchasers received three-year term warrants to purchase 3 shares of the Company's common stock for each $1.00 invested exercisable at $.05 per share. The fair value of the warrants issued in May and August amounted to $111,000 and $10,000, respectively, using the Black-Scholes option pricing model in accordance with SFAS 123 with the following assumptions: dividend yield of zero, expected volatility of 258% and 167%, risk-free interest rate of 4% and 3% and an expected life of three years for the first and second tranche, respectively. Accordingly, an aggregate of $42,458 has been recognized as interest and financing costs and an aggregate of $78,542 has been recorded as deferred financing costs which shall be amortized over the remaining life of the convertible debentures.

          The debentures are convertible into shares of common stock at the lesser of $0.05 per share or the average of the lowest three intraday trading prices of a share of common stock during the twenty trading days immediately preceding conversion date discounted by 50%. Pursuant to the rules and regulations of the SEC regarding beneficial conversion features, the Company has expensed as interest and financing costs the excess of the fair market value of the common stock at the debenture issuance date over the conversion price which amounted to an aggregate of $305,000 (limited to total equity raised) and has been included in additional paid-in capital.

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

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                            ------------------------
                                   (UNAUDITED)


NOTE  4   STOCKHOLDERS'  DEFICIENCY
-------   -------------------------

          (A)  PREFERRED  STOCK
          ---------------------

          Under an agreement dated July 2001, the Company purchased certain intellectual property rights, software and know-how in exchange for 220,000 shares of Series 1 Convertible Preferred Stock having a fair value of $22,000 (See Note 2). In January 2002, British patent rights were granted for the Quill, which obligated the Company to issue an additional 200,000 shares of preferred stock having a fair value of $20,000 to the sellers under the terms of the agreement. These shares (aggregating 420,000) were issued by the Company on April 22, 2002.

          (B)  COMMON  STOCK
          ------------------

          In September 2001, the Company entered into a one-year financial consulting agreement whereby it will issue 500,000 shares of common stock having a fair value of $50,000 in exchange for these services.
          These common shares were issued in April 2002 and had been reflected in the financial statements of reporting periods prior to June 30, 2002, as common stock to be issued. The cost of the services has been amortized over the one-year term of the agreement and $37,500 was charged to consulting expense for the nine months ended September 30, 2002.

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

          In May 2002, the Company issued 300,000 common shares having a fair value of $27,000 as a consultant fee in connection with the convertible debentures issued in May 2002 (See Note 3).

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                            ------------------------
                                   (UNAUDITED)

          (C)  COMMON  STOCK  TO  BE  ISSUED
          ----------------------------------

          On May 31, 2002, the Company entered into an agreement to acquire computer software and licenses and a one-year service contract for the establishment of a website, database management for users and products, inventory management, and point of sale service. The seller agreed that they would accept payment in common stock of the Company amounting to 539,568 shares to be issued subsequent to September 30, 2002 having an aggregate fair value of $64,748 based on the most recent closing price of $0.12 per share. Based on the vendor's estimated price for the software and service contract, a pro rata allocation was made to intangible assets of $53,957 and prepaid service expenses of $10,791, respectively. In addition, $3,593 of expense was recognized for the portion of the service contract that was used as of September 30, 2002.

NOTE  5   MANUFACTURING  AGREEMENT
-------   ------------------------

          In April 2002, the Company entered into a manufacturing agreement with an independent contractor to manufacture the QUILL computer mouse under the terms and conditions enumerated in such agreement. The Company does not have a fixed purchase commitment under this agreement. However, according to the terms of the agreement there is a minimum order quantity of 5,000 pieces. Production began at the beginning of October 2002 and shipments began at the end of October 2002.

NOTE  6   GOING  CONCERN
-------   --------------

          As reflected in the accompanying financial statements, the Company has accumulated losses of $2,225,813 and cash used in operations of $1,011,870 since inception, a working capital deficiency of $540,258 and a stockholders' deficiency of $418,965. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

          Management's plans include obtaining funds through a securities purchase agreement for up to $500,000 which will provide the Company with the working capital it requires to implement its business plan (See Note 3).

NOTE  7   ADVANCE  FOR  STOCK  PURCHASE
-------   -----------------------------

          During August 2002, the Company received an aggregate of $47,800 as an advance payment toward the purchase of shares under an option agreement effective October 29, 2002 (See Note 8).

                      TORBAY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                            ------------------------
                                   (UNAUDITED)

NOTE  8   SUBSEQUENT  EVENTS
-------   ------------------

          On October 17, 2002, the Company authorized the issuance of an aggregate of 1,085,715 common shares (of which 856,963 shares were issued to two officers of the Company) for services rendered by several individuals valued for accounting purposes at $.21 per share (the most recent closing price) for an aggregate amount of $228,000, which shall be recognized as an expense during the fourth quarter of 2002.

          On October 17, 2002, the Company authorized the issuance to a consultant an option to purchase up to 100,000 common shares at $.21 per share exercisable after one year and expiring after three years. The fair value of the option was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero, expected volatility of 357%, risk-free interest rate of 2.0% and an expected life of two years and amounted to $21,000, which shall be recognized as an expense during the fourth quarter of 2002.

          On October 23, 2002, the Company entered into a six-month agreement with a consultant whereby the consultant shall (1) distribute via targeted email a two-page "Highlighter" to attract new investors and
          (2) design, develop and market a website for the Company. In return, the consultant shall receive for each month: (1) for months one through three, $30,000 (at the average trading price of the previous month) of restricted common stock of the Company and (2) for months four through six, $30,000 in the form of half cash and half stock or all cash or all stock by agreement. Payments shall be made quarterly and 500,000 common shares shall be issued upon execution of the agreement.

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

          On November 10, 2002, the Company authorized the purchase of 200 shares (all of the authorized and outstanding shares at the time) of Designer Appliances, Inc. (a Delaware company incorporated June 17,
          2002) for an aggregate purchase price of $.02 such that Designer Appliances, Inc. shall become a wholly owned subsidiary of the Company.

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

OVERVIEW

     Torbay Holdings is a development stage company created to act as a holding company for late-stage developmental, or early-stage commercial, companies with opportunities in niche markets. Torbay Holdings currently owns two subsidiaries, Designer Appliances Ltd. ("Designer Appliances") and Designer Appliances, Inc. ("DAI") (a Delaware corporation) and is actively seeking additional acquisitions. Torbay Holdings has acquired valuable intellectual property rights including a world wide patent application for a computer mouse that is thought to be beneficial to computer mice users with regards to the area of treatment and prevention of repetitive strain injury. This will be exploited through Torbay Holdings' subsidiaries.

     Through Designer Appliances Torbay Holdings has developed and intends to market (i) household appliances and (ii) the Quill computer mouse and software. The Company's products are designed to attract a premium, upscale market. Management believes that they have identified products of an under exploited opportunity in the household and domestic appliances market and is now expanding its product line to include computer related products. There is no assurance that Torbay Holdings will be able to successfully manufacture or market these items.

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


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

     Torbay Holdings incurred a comprehensive net loss of $770,882 for the nine months ended September 30, 2002 compared to $314,879 for the nine months ended September 30, 2001. The increase in net loss reflects the increase in operating expenses over the prior period and is primarily associated with costs and allocations for the Company's convertible debenture financing.

     Torbay Holdings did not generate any revenues for the nine months ended September 30, 2002 and for 2001.

     Torbay Holdings' selling, general and administrative expenses increased $29,326 to $105,670 for the three months ended September 30, 2002 from $76,344 for the three months ended September 30, 2001. This increase is primarily due to increased activity for preparation of product sales.

LIQUIDITY AND CAPITAL RESOURCES

     Torbay Holdings, including its subsidiary Designer Appliances Limited, has incurred start-up costs, including administrative costs and research and development costs. To date, Torbay Holdings has received funds from sales of its securities and from loans. It has primarily used the proceeds from the sale of the securities of Designer Appliances Limited (prior to becoming a subsidiary) for payment of operating costs to date. Since inception, Torbay Holdings has received an aggregate of $848,848 from the sale of its securities and $503,924 from loan proceeds. Designer Appliances Limited issued promissory notes in an aggregate amount of $161,650 for the cost of purchasing the intellectual property rights to its products, which was repaid in full by Torbay Holdings from subscription proceeds in 1999.

     Torbay Holdings has had no sales or revenue through September 30, 2002. Since inception, Torbay Holdings and its subsidiary Designer Appliances Limited have focused on organizational activities and research and development of Torbay Holdings' products and marketing strategies. In October 2002 the Company started production and shipment of its Quill mouse product. Management estimates that it will require between $0.5 million and $1.0 million for the calendar year 2002 to implement the marketing of the Company's Quill mouse product. The higher figure assumes payment on delivery and 90 days debtors, the lower figure assuming zero debtor days which reflects, though in the extreme, the expectation that most goods will be supplied on letters of credit. Although the Company believes that it would require between $6.5 million and $18.2 million on the same basis over the next two years to support manufacturing and marketing operations at the planned levels, management anticipates that revenue generation from the sales of the computer mouse, if at the levels anticipated, could generate cash to commence the introduction of the Company's other products and allow for access to bank credit instruments thereby reducing the extent of outside funds required. These figures include an allocation of $1.11 million in capital expenditures, primarily for tooling costs which in early discussions with one potential manufacturer suggest may possibly be amortized into the cost of product supply. Intellectual property rights and development costs are planned at $1.8 million and sales and marketing at $6.2 million for this period. The acquisition of additional subsidiaries would also require additional capital.

Recent Financing

     The Company entered into a Securities Purchase Agreement on May 15, 2002, with several institutional investors (the "Investors") for the sale of the Company's 12% secured convertible debentures in the principal amount of $250,000 and the Company also issued warrants to purchase an aggregate of up to 750,000 shares of the Company's common stock. The terms of the convertible debentures provide for full payment on or before May 14, 2003, with interest of 12% per annum. The debentures may be converted at any time at the lesser of (i) $.05 or
(ii) the average of the lowest three (3) trading prices during the 20 trading days immediately prior to the date the conversion notice is sent, divided by two. The original terms of the warrants entitled each investor to purchase shares of the Company's common stock at a price equal to the lesser of (i) the registration price and (ii) the average of the lowest three (3) trading prices during the twenty (20) trading days immediately prior to exercise. The Company and the Investors have amended the exercise price of the warrants held by the Investor from a price equal to the lesser of (i) the registration price and (ii) the average of the lowest three (3) trading prices during the twenty (20) trading days immediately prior to exercise to a fixed exercise price of $.05 per share.

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

     On August 21, 2002, we received $55,000 from the sale to the investors of our 12% convertible debentures and issued the investors warrants to purchase an aggregate of 165,000 shares of our common stock exercisable at $.05 per share. As of September 30, 2002, (i) $305,000 of the debentures have been issued, none of which have been converted, and (ii) 915,000 warrants have been issued, none of which have been exercised. Pursuant to the terms of the Securities Purchase Agreement and amendments thereto, upon a registration statement being declared effective by the SEC and upon the satisfaction of additional conditions by the Company, the investors will be obligated to purchase additional debentures in the aggregate amount of $195,000 and will be granted warrants to purchase an additional 585,000 shares of the Company's common stock. The conversion terms of the second convertible debenture and the exercise price of the additional warrants to purchase 585,000 shares of common stock will be identical to the initial debenture and warrants as stated above.

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

Part  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     From time to time, the Company may be party to what it believes are routine litigation and proceedings that may be considered as part of the ordinary course of its business. The Company is not aware of any pending litigation or proceedings that could have a material effect on the Company's results of operations or financial condition.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS


Recent sale of unregistered securities.

     We believe that each transaction listed below was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, Regulation D promulgated thereunder. All recipients had adequate access, through their relationships with us, to information about us. Some of the holders of the shares issued below may have subsequently transferred or disposed of their shares and the list does not purport to be a current listing of the Company's stockholders.

     On October 29, 2002, the effective date of the agreement, the Company elected Mr. Marchant to be a new non-executive member to the Company's Board of Directors. In connection with this election, the Company granted said director a one-year option exercisable immediately to purchase up to 588,235 restricted shares of the Company's common stock at $.085 per share. In August 2002, we received an advance of $47,800 towards the exercise of this option which was used to purchase 562,353 shares during the fourth quarter. The Company believes that such transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, Regulation D promulgated thereunder.


ITEM 3.  CONTROLS  AND  PROCEDURES

Management continuously evaluates our internal controls and procedures and believes that such controls and procedures are effective. There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.     OTHER  INFORMATION

Subsequent Events

On October 17, 2002, the Company authorized the issuance of an aggregate of 1,085,715 common shares (of which 856,963 shares were issued to two officers of the Company) for services rendered by several individuals valued for accounting purposes at $ .21 per share for an aggregate amount of $228,000.

On October 17, 2002, the Company authorized the issuance to a consultant an option to purchase up to 100,000 common shares at $.21 per share exercisable after one year and expiring after three years.

On October 23 2002, the Company entered into a six-month agreement with a consultant whereby the consultant shall (1) distribute via targeted email a two-page "Highlighter" to attract new investors and (2) design, develop and market a website for the Company.

As compensation, the consultant shall receive for each month: (1) for months one through three, $30,000 (at the average trading price of the previous month) of restricted common stock of the Company and (2) for months four through six, $30,000 in the form of half cash and half stock or all cash or all stock by agreement. Payments shell be made quarterly and 500,000 common shares shall be issued upon execution of the agreement.

On October 29, 2002, the effective date of the agreement, the Company elected Mr. Marchant to be a new non-executive member to the Company's Board of Directors. In connection with this election, the Company granted said director a one-year option exercisable immediately to purchase up to 588,235 restricted shares of the Company's common stock at $.085 per share.

On November 10, 2002, the Company authorized the purchase of 200 shares (all of the authorized and outstanding shares at the time) of Designer Appliances, Inc. (a Delaware company incorporated June 17, 2002) for an aggregate purchase price of $.02 such that Designer Appliances, Inc. shall become a wholly owned subsidiary of the Company.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

             None

     (b)     Reports  on  Form  8-K

     The Company did not file any reports on Form 8-K for the third quarter of the 2002 fiscal year.

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


Date:  November 18, 2002

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





In connection with the Quarterly Report of Torbay Holdings, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Chief Executive Officer and Chief Financial Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: November 18, 2002

                            CERTIFICATION PURSUANT TO
                            -------------------------
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

     I,  Thomas Large,  certify  that:

     1. I have reviewed this quarterly report on Form 10-QSB of Torbay Holdings, Inc.

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

Dated: November 18, 2002