Form 10KSB
period 2002-12-31
TORBAY HOLDINGS INC
filed 2003-04-15
CIK 1078724

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                    FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

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

                               516 292 2023
                           (Issuer's Telephone Number)

 Securities Registered under Section 12(b) of the Exchange Act:   None
 Securities Registered under Section 12(g) of the Exchange Act:
                      Common Stock, $.0001 par value
                              (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.
Yes [X] No  [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Revenues for the issuer's fiscal year ended December 31, 2002 were $3,553.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On March 5, 2003: $464,158.44 based on the close of the Company's common stock on March 4, 2003 at $.03 per share.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Torbay Holdings, Inc. had 24,574,091 shares of common stock outstanding as of March 5, 2003.

Transitional Small Business Disclosure Format (check one):  Yes []     No   [X]

  This  report  includes  "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like "intend," "anticipate," "believe," "estimate," "plan" or "expect," we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors that could cause our actual results to differ materially from our current expectations elsewhere in this report. You should understand that forward-looking statements made in this report are necessarily qualified by these factors. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

                                     PART I

ITEM 1.  DESCRIPTION OF THE BUSINESS

We are a company created to act as a holding company for late-stage developmental or early-stage commercial companies. We were incorporated on March 24, 1999 as a Delaware corporation named Acropolis Acquisition Corporation, which changed its name to Torbay Holdings, Inc. on July 14, 1999. We acquired Designer Appliances, Limited, a United Kingdom corporation which has developed and anticipates marketing household appliances designed to be attractive to a premium, upscale market, as a wholly-owned subsidiary on July 19, 1999.

On October 26, 1999, Torbay Acquisition Corporation, a reporting company under the Securities Exchange Act of 1934, as amended, merged into Torbay Holdings. Torbay Holdings became a successor issuer to Torbay Acquisition Corporation pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission.

All references to "dollars," "U.S. dollars," "$," or "US$" are to United States dollars, and all references to "pounds" or "(pound)" are to British pounds sterling. As of December 31, 2002, the Interbank exchange rate was (pound) 1.57650 to $1.00.

BUSINESS AND ACQUISITION STRATEGY

We plan to acquire diversified, wholly-owned subsidiaries which are late-stage development or early-stage commercial companies, with opportunities in niche markets. Additionally, we intend to own and manage assets from a variety of locations each having protection either by deed or intellectual property rights. We intend to purchase subsidiaries on an equity participation basis and issue convertible preferred stock, which will be convertible to common stock upon the attainment of a profit objective of a specified subsidiary or product line within a given time frame, in exchange for the outstanding voting stock of the subsidiary. In this way, value is not delivered to the incoming businesses until such businesses reach specified profitability targets.

We acquired Designer Appliances Ltd., and will actively seeking additional acquisitions where appropriate to our strategy. Torbay Holdings has completed agreements to acquire intellectual property rights. We have subsequently filed with the United States Patent and Trademark Office for a registered trademarks upon the product previously called "Project KAT" which was launched commercially as the Quill Mouse. The Quill Mouse product in clinical trials presented to the company, eliminates known mechanical circumstances that add to the risk of repetitive strain injury from the use of the computer mouse.

Designer Appliances Subsidiaries. Wherever possible in strategic geographies a subsidiary under the Designer Appliance brand will be sought to be incorporated so as to establish and maintain a subsidiary brand to support the product mark.

All subsidiary companies will sell all the companies products as they become available.

In the US we have Incorporated Designer Appliances, Inc., a Delaware company, as a wholly owned subsidiary. This subsidiary is responsible for sales of the Company's products in the United States and will enter into distribution agreements in other US serviceable countries.

DESIGNER APPLIANCES, LTD.

Designer Appliances, Ltd. is organized under the laws of the United Kingdom and will mirror the Sales and Marketing Activities of Designer Appliances Inc but in the geography of Europe or regions more easily serviced from Europe.


OPERATIONS


PRODUCT IPR

The only IPR to be exploited at this time in a product at this time is the Quill Mouse and in a subsequent event this product offering has been further extended by the development of Nib Click-Less software. Together these products are known as the Virtually Hands Free Mousing System as there is minimal requirement by the user to employ the muscles of their fingers hands.

Other as yet unexploited IPR reside in the Telstar I Designer Vacuum Cleaner. The Telstar I Designer Vacuum Cleaner is a rocket shaped cylinder vacuum cleaner made of polished aluminum and incorporating the latest in filtration technology. It is bagless and features the High Efficiency Particle Arrester (HEPA) medical grade filter that removes allergens in dirt associated with asthma. It has a large (50ft.) cleaning radius that typically allows cleaning an entire floor without stopping. Early versions of the Telstar have obtained British and European approvals for German TUV standards, which relate to electrical safety and manufacturing practices. United States approvals are anticipated. This product is expected to sell for between (pound)150 and (pound)165 to stores and (pound)300 retail. Initial manufacturing costs are expected to be between (pound)80 and (pound)100 per unit.

Telstar II Designer Vacuum Cleaner/Table. The Telstar I vacuum cleaner has a glass tabletop accessory. When not in use, the vacuum cleaner serves as a base for the glass tabletop and the entire unit appears as an attractive and functional coffee table. This product is designed for an environment where storage space is at a premium. We may choose to market this product under the name "Sputnik" or as the "Telstar Space Station". The tabletop model has been developed as a working prototype and additional expenditure, when available, is planned on testing, tooling and packaging. This product is expected to sell for (pound)100 to (pound)125 above the cost of the Telstar I vacuum cleaner.

Mistral I Desktop Fan. This is a desktop fan, cased in polished aluminum, which utilizes a design similar to the Telstar I Vacuum Cleaner. The Mistral I fan is designed and ready for manufacturing development. Further innovations being considered for the Mistral I include voice activations of stop, start, speed, swivel movement, hot, and cold. This product is expected to sell for (pound) 70 to stores and to retail for (pound)130.

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

Products Offered For Sale

The Quill Mouse computer mouse.
--------------------------

In July 2001, we entered into a definitive purchase agreement with two individuals who held the intellectual property rights and a third individual who was involved in the design drawings for the software and know-how for the computer mouse product now referred to as the Quill (formally known as the "KAT"). Under the terms of the agreement, we acquired all of the sellers' rights, title and interests in the KAT in exchange for 220,000 convertible preferred shares. These shares will be convertible into 2,200,000 shares of common stock upon the satisfaction of certain financial performance requirements under the agreement's terms. Under this agreement an additional 200,000 convertible preferred shares are also to be issued if and when a patent is granted which patent has been applied for. Such patent rights were granted in January 2002. These additional preferred shares are convertible under the identical financial performance requirements. In the event that the financial performance requirements are not achieved within five years from the signing of the agreement, then these preferred shares will convert on a 1:1 basis of common stock. As such, on April 22, 2002 we issued an aggregate of 420,000 convertible preferred shares.

The Quill Mouse design, without altering the way an individual works, maintains the hand used to maneuver the computer mouse, in a "neutral" or low biomechanical load position, similar to a hand shake position while using a mouse and without requiring the user to grip. It is larger than an ergonomic mouse so it is more comfortable to use. Quill Mouse keeps the users hand, wrist and lower forearm within certain critical angles so as not to overly extend the median nerve. The overall impact of this design allows for the user of the Quill Mouse to move any point on the computer screen cursor without having to grip with the muscles of the hand, which the Company believes is unique and is not offered or provided by any other manufacturer.

Nib Software.

In February 2003 we entered into an agreement to acquire the rights to certain software and now have the rights to make developments to this software platform. We believe that this software helps reduce the mechanical burden of pressing mouse buttons translating into millions of actuation reductions a year and extends further the corporate objective of low biomechanical load in regards to the computer mouse input task. We intend to use the combination of our Quill Mouse and Nib software bundled together as the "VHF system" (virtually hands free) to allow the user minimal use of the fingers muscles of the hand on the computer mouse.

We will develope our E-Quill-Liberator Software that we believe will help manage injuries typically associated with using a computer mouse such as Cumulative Trauma Disease (CTD) or Repetitive Strain Injury (RSI) and Carpal Tunnel Syndrome (CTS). The mouse driver software supplied will have a user de-selectable default that prompts users to take a 15 minute break every two hours, which is a recommendation of the OSHA and published in their Ergonomic Report: Office and Clerical, extracts relating to TW921209, Computer Layout & Design. The E-Quill-Liberator software suite will extend fatigue management and make recommendations as to how users might seek to alleviate observed sensations in specific limb zones by offering a series of exercises. The information, securely contained on the users personal computer, would be used to suggest breaks and exercises customized to suit their individual body mechanics.

SALES & MARKETING

Designer Appliances intends image promote and accelerate early sales through Its website and advertising in targeted magazines in different media and geographic locations.

Designer Appliances Inc, has Internet Web site, www.quillmouse.com for the purpose of advertising and selling it's Quill Mouse and Nib Software products. A new website www.quillmouse.co.uk has been secured and is prepared ready for sales in the UK by Designer Appliances Ltd.

Additionally, we maintain an Internet Web Site located at www.Torbayholdingsinc.net to market our corporate activities

Sales have commenced from the US subsidiaries website and orders taken on the web are processed and transferred to the companies outsourced US warehouse facility from which they are shipped. Notification of shipment is then made by the warehouse at which point the credit card used to place the order is debited. Orders are not debited or cash collected until a shipment is conformed.

Distributors have and are being appointed in the US and other geographies and shipments to Canada, Holland, the UK, Scandanavia, New Zealand as part of confirmed orders or in the process of account set up.

Linkage to numerous other sites that advise users as to RSI issues have been made, which will providing information as to product availability do not themselves sell products.


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

Competition in the computer mouse product sector is typically global by most product providers. Major players in the computer mouse supply sector may include, but not be limited to, Logitech, Kensington and Microsoft all of whom offer global ergonomic mouse product supplies. In terms of market differentiation, we are the only provider, to our knowledge, of a biomechanical mouse product. We have also applied for a registration of our unregistered trademark "Computer Biomechanics" in addition to registrations pending for "Quill Mouse" and the "E-Quill-Liberator" trademark, which is close to registration.

Further expansion of the company's Patent position is also in progress.

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

The tabletop design for the Telstar II,
Sputnik or Telestar Space Station              British design registration No. 2082459
The combined vacuum and table product          British design registration No. 2085669
The "Mistral" table top fan design             British design registration No. 2066377
The name "Mistral"                             British trademark registration No. 2209473
The name " Wurlitzer"                          British trademark no. 2209244
UK Patent Grant; Hand Held Manipulation
     Device eg Computer Mouse or Joy Stick     British patent No. BG2328496


US Patent and Trademark Office
- --------------------------------
Trademark "Quill MLOuse"                       US trademark Pending
Trademark "E-Quill-Liberator"                  US trademark application No. 78/105096
Trademark "Computer Biomechanics"              US trademark Pending


All of the above patents expire on the fourteenth year from the date the patent was granted. The trademarks expire on the tenth year from the date the trademark was granted.

In October, 2002, our subsidiary, Designer Appliances, Inc., entered into a distribution agreement with Micwil Computer Consulting whereby Micwil shall serve as a distributor of the Quill in the territory of Canada. The distribution agreement is for a term of 12 months without an option to renew.

Recent Events

In April 2003, the company signed a term sheet to sell up to $250,000 of its 12% convertible debentures together with the issuance of warrants to purchase 500,000 shares of our common stock. We are negotiating the final terms of such agreements and are working with counsel and the investors to finalize the terms of such agreements.

EMPLOYEES

We have two full-time employees and two part-time employees, including our executive officers, neither of which have formal employment agreements with us.

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

WE HAVE NOT EARNED SIGNIFICANT REVENUES AND WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

We had a net loss of $1,571,853 for the year ended December 31, 2002. Because we increased our product development and manufacturing activities, we anticipate that we will incur operating expenses in connection with continued development, testing and manufacturing of our proposed products, and expect these expenses will result in continuing and, perhaps, significant operating losses until such time, if ever, that we are able to achieve adequate product sales levels. Revenues and profits, if any, will depend upon various factors, including whether we will be able to manufacture and market our appliance and computer products.

THERE IS UNCERTAINTY AS TO OUR CONTINUATION AS A GOING CONCERN.

Our audited financial statements for the fiscal year ended December 31, 2002, reflect a net loss of $1,571,853, and a stockholders' deficit of $522,447. These conditions raise substantial doubt about our ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet our working capital needs. We need approximately $500,000 to fund our operations through 2004 if we do not generate any revenues. If we continue to incur losses, we may not be able to fund continuing business operations, which could lead to the limitation or closure of some or all of our operations.

OUR CURRENT AND POTENTIAL COMPETITORS, SOME OF WHOM HAVE GREATER RESOURCES AND EXPERIENCE THAN WE DO, MAY DEVELOP PRODUCTS AND TECHNOLOGIES THAT MAY CAUSE DEMAND FOR, AND THE PRICES OF, OUR PRODUCTS TO DECLINE.

The general appliances industry is competitive as well as the general computer products industry which includes several companies which have achieved substantially greater market share than we have, and have longer operating histories, have larger customer bases, have substantially greater financial, development and marketing resources than we do. We expect our competition to intensify as the Internet continues to grow. Existing or future competitors may develop or offer products that are comparable or superior to ours at a lower price, which could harm our business, results of operations and financial condition.

AS A DEVELOPER IN THE APPLIANCES INDUSTRY, WE MAY EXPERIENCE SUBSTANTIAL COST OVERRUNS IN MANUFACTURING AND MARKETING OUR PRODUCTS, AND MAY NOT HAVE SUFFICIENT CAPITAL TO SUCCESSFULLY COMPLETE ANY OF OUR PROJECTS.

In the household appliances and furnishings industry the commercial success of any product is often dependent on factors beyond the control of the company, including, but not limited to, market acceptance and retailers' prominently shelving and selling the products. We may experience substantial cost overruns in manufacturing and marketing our products, and may not have sufficient capital to successfully complete any of our projects. We may not be able to manufacture or market our products because of industry conditions, general economic conditions, competition from existing or new manufacturers and distributors, or lack of acceptance for our products by consumers or retail outlets.

IF WE ARE NOT ABLE TO CONTRACT WITH RETAIL OUTLETS TO SELL OUR PRODUCTS, WE MAY NOT BE ABLE TO CONTINUE TO OPERATE.

We intend to market our non-computer appliance products through upscale department stores, boutiques and designer outlets. We do not currently have any arrangements or agreements with any such stores to carry our products once produced. We may not be able to locate retail outlets to stock our products, what shelving space prominence those outlets will give our products, or whether our products will be given a lower profile in the future. We intend to market our computer related and ergonomic products through distributors and by using the Internet.


WE MAY NOT BE ABLE TO PROTECT OUR PATENTS, TRADEMARKS AND PROPRIETARY AND/OR NON-PROPRIETARY RIGHTS, AND, WE MAY INFRINGE UPON THE PATENTS, COPYRIGHTS, TRADEMARKS AND PROPRIETARY RIGHTS OF OTHERS.

Notwithstanding the pending registration of certain trade names with the United States Patent and Trademark Office, and the grant of a patent and trade marks by the British Patent Office, we may not be able to enforce against use of any of our marks or patents. If we are not able to prevent competitors from using the same or similar names, marks, concepts or appearances, we may not have the financial resources necessary to protect our marks against infringing use.

WE MAY, IN THE FUTURE, ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK WHICH WOULD REDUCE INVESTORS PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.0001 per share, and 20,000,000 shares of preferred stock, par value $.0001 per share. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common or preferred stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and may lower the price of our common stock.

OUR 12% DEBENTURES ARE CONVERTIBLE BY THE DEBENTURE HOLDERS INTO SHARES OF OUR COMMON STOCK AT ANY TIME. AS SUCH, PURCHASERS OF OUR COMMON STOCK COULD EXPERIENCE SUBSTANTIAL DILUTION OF THEIR INVESTMENT UPON CONVERSION OF SUCH SECURITIES.

Our 12% convertible debentures are convertible into such number of shares of common stock as is determined by dividing the principal amount thereof by the lesser of (a) fifty percent of the average of the lowest three trading prices for the common stock during the twenty trading day period ending one trading day prior to the date the conversion notice is sent by the holder to the borrower and (b) $.05 per share. The number of shares of common stock issuable upon conversion of our convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE DEBENTURES MAY ENCOURAGE INVESTORS TO MAKE SHORT SALES IN OUR COMMON STOCK, WHICH COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

The convertible debentures are convertible into shares of our common stock at a 50% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of debentures, warrants and options, but also the mere perception that these sales could occur, may lower the market price of the common stock.

A DEFAULT BY US UNDER OUR 12% DEBENTURES WOULD ENABLE THE HOLDERS OF OUR 12% DEBENTURES TO TAKE CONTROL OF SUBSTANTIALLY ALL OF OUR ASSETS.

Our 12% debentures are secured by a security agreement under which we pledged substantially all of our assets, including our goods, fixtures, equipment, inventory, contract rights and receivables. A default by us under the 12% debentures would enable the holders to take control of substantially all of our assets. The holders of our 12% debentures have no operating experience in the industry which could force us to substantially curtail or cease our operations.


THE APPLICATION OF THE "PENNY STOCK REGULATION" COULD HARM THE MARKET PRICE OF OUR COMMON STOCK

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

SHARES OF OUR TOTAL OUTSTANDING SHARES THAT ARE RESTRICTED FROM IMMEDIATE RESALE BUT MAY BE SOLD INTO THE MARKET IN THE FUTURE COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY, EVEN IF OUR BUSINESS IS DOING WELL.

As of March 5, 2003, we have 23,574,091 shares of our common stock issued and outstanding of which 7,522,185 shares are restricted shares. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of
(a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of Common Stock may lower market prices of our Common Stock.

ENFORCEABILITY OF CERTAIN CIVIL LIABILITIES

Our officers and directors reside outside the United States. We anticipate that a substantial portion of the assets that may be developed or acquired by us will be located outside the United States and, as a result, it may not be possible for investors to effect service of process within the United States upon the officers or directors, or to enforce against our assets or against such person judgements obtained in United States courts predicated upon the liability provisions, and most particularly the civil liability provisions, of the United States securities laws or state corporation or other law.


ITEM 2.  DESCRIPTION OF PROPERTY

We operate out of an office space made available at no cost to us by Mr. A. G. Lane. The address is 4 Mulford Place, Suite 2G, Hempstead, NY, 11550 and is to be our registered address until such time as permanent office facilities in the New York area can be acquired or leased.

Currently, Designer Appliances has no facilities as its employees work from home. On April 16, 2002 we contracted with Dynapoint, Inc., located in California, for Dynapoint to provide warehousing and logistics facilities for our Quill product. We believe that our properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.


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



                                            HIGH            LOW
                                           -------         ------
YEAR  ENDED  DECEMBER  31,  2001

First Quarter                              $4.87            $4.00
Second  Quarter                            $4.62            $3.00
Third  Quarter                             $2.30            $0.25
Fourth  Quarter                            $0.50            $0.25

YEAR  ENDED  DECEMBER  31,  2002

First Quarter                              $0.39            $0.11
Second  Quarter                            $0.29            $0.04
Third  Quarter                             $0.16            $0.05
Fourth  Quarter                            $0.28            $0.03



SECURITY  HOLDERS

     At March 5, 2003, there were 24,574,091 shares of Torbay Holdings' common stock outstanding, which were held of record by approximately 373 stockholders, not including persons or entities who hold the stock in nominee or "street" name through various brokerage firms.

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

Recent Sale of Unregistered Securities

    We believe that each transaction listed below was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof or Regulation D promulgated thereunder. All recipients had adequate access, through their relationships with us, to information about us. Some of the holders of the shares issued below may have subsequently transferred or disposed of their shares.

     In July, 2002, the Company sold 562,353 shares of the Company's common stock to Mr. Thomas A. Marchant, now a director of the Company, at a purchase price of $.085 per share for an aggregate purchase price of $47,800. Such shares were physically delivered by the transfer agent on or about October 21, 2002.

     In October 2002, the Company issued 500,000 shares of its restricted common stock to one entity pursuant to a consulting agreement for services to the Company. Such agreement has been subsequently cancelled and, as such, a stop order has been placed on the 500,000 shares. Such shares, however, still remain part of the Company's calculated issued and outstanding total of 24,574,091 until cancelled by the Company's transfer agent.

     In October 2002 we granted an option to one individual to purchase 100,000 shares of our common stock, exercisable on or after October 17, 2003, at an exercise price of $.21 per share. Such option is for a term of five years.

     In October 2002, the Company issued an aggregate of 228,572 of the Company's common stock to four individuals for their services rendered to Designer Appliances, Inc. Such shares were valued at $.21 per share or an aggregate of $48,000. The Company also issued 571,249 shares of its common stock to William Thomas Large and 285,714 shares to Alexander Gordon Lane for services rendered to the Company. Such restricted shares were also valued at $.21 per share.

     In December, the Company issued warrants in connection with the sale of its convertible debentures. The Company issed 585,000 warrants exercisable at $.05 per share for a term of three years. We believe that such transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of
Section  4(2)  thereof  or  Regulation  D  promulgated  thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


Torbay Holdings is a company created to act as a holding company for late-stage developmental, or early-stage commercial, companies with opportunities in niche markets. Torbay Holdings currently owns two subsidiaries, Designer Appliances Ltd. ("Designer Appliances") and Designer Appliances, Inc. ("DAI") (a Delaware corporation) and will actively be seeking additional and appropriate acquisitions. Torbay Holdings has acquired valuable intellectual property rights including UK Patent for a computer mouse that is thought to be beneficial to computer mice users with regards to the area of treatment and prevention of repetitive strain injury. The UK patent is the basis for further patent applications that may result in an extent of the scope and geography of the company's current patent position. The company has made achieved what it believes are significant technical developments that will be sort patent protection, though there is no guarantee that such developments will proceed to a patent.

Torbay Holdings sells and markets Quill Mouse computer mouse and software. The Company's products are designed to attract a premium, price in the upper sectors of its market. There is no assurance that Torbay Holdings through its subsidiaries will be able to successfully maintain manufacture or market these items.

In July 2001, the Company entered into a purchase agreement with two individuals who held the intellectual property rights, software and know-how to a computer mouse known as the "QUILL MOUSE". Under the terms of the agreement, the Company acquired all of the sellers' rights, title and interest in the QUILL MOUSE in exchange for 220,000 Series 1 Convertible Preferred Shares. These shares will be convertible 1:10 into 2,200,000 shares of common stock upon the QUILL MOUSE generating $1,000,000 net profit after tax averaged over four fiscal quarters within five years from the signing of the agreement. However, if the $1,000,000 net profit requirement is not met within five years from the signing of the agreement, then these preferred shares will convert 1:1 into 220,000 shares of common stock. Since the $1,000,000 net profit requirement is a contingency, the convertible preferred shares were valued based on the 1:1 conversion ratio using the value of recent cash sales of the common stock at $.10 per share, for a total fair value of $22,000. The preferred shares were issued on April 22, 2002.

The agreement also calls for the issuance of an additional 200,000 shares of Series 1 Convertible Preferred Stock upon the Company receiving an approval for the patent rights to the QUILL MOUSE. Such patent rights were granted in January 2002 and the 200,000 preferred shares were issued on April 22, 2002.

RESULTS OF  OPERATIONS  FOR THE YEARS ENDED  DECEMBER  31, 2002 AND DECEMBER 31,
2001

     Torbay Holdings incurred a net loss of $1,571,853, or $.08 per share compared to a net loss of $418,184, or $.03 per share, for the year ended December 31, 2001. The increase in net loss reflects the increase in operating expenses and interest and financing costs over the prior period. Torbay Holdings generated revenues of $3,553 for the year ended December 31, 2002.

Torbay Holdings' total operating expenses increased $570,336 to $971,952 for the year ended December 31, 2002 from $401,616 for the year ended December 31, 2001. This increase in expenses is attributed primarily to a $118,231 increase in professional fees, a $513,062 increase in consulting fees, $63,245 increase in selling expenses and a $50,246 increase in other general and administrative expenses, offset by a decrease in $174,448 in directors and compensation.

     Torbay Holdings' loss from operations increased by $567,296 from $401,616 at December 31, 2001 to $968,912 at December 31, 2002.

The increase in these expenses reflect the commencement of sales and marketing activity.

LIQUIDITY AND CAPITAL RESOURCES

         Torbay Holdings, including its subsidiaries have incurred start-up costs, including administrative costs and research and development costs. To date, Torbay Holdings has received funds from sales of its securities and from loans and as of this filing small and insubstantial revenues from sales. It has primarily used the proceeds from the sale of the securities of Designer Appliances (prior to becoming a subsidiary) for payment of operating costs to date. Since inception, Torbay Holdings has received an aggregate of $803,848 from the sale of its securities and $174,985 from loan proceeds. Designer Appliances issued promissory notes in an aggregate amount of $161,650 for the cost of purchasing the intellectual property rights to its products, which was repaid in full by Torbay Holdings from subscription proceeds in 1999.

Torbay Holdings has had minimal sales and revenue of $3,553 at December 31, 2002. Since inception, Torbay Holdings and its subsidiaries have focused on organizational activities and research and development of Torbay Holdings' products and marketing strategies. Management estimates that it will require approximately $0.25 million for the calendar year 2003 to promote sales of its Quill Mouse product. Management anticipates that revenue generation from the sales of the computer mouse, if at the levels anticipated, could generate cash to commence the introduction of the Company's other products and allow for access to bank credit instruments thereby reducing the extent of outside funds required. The acquisition of additional subsidiaries would also require additional capital.

     Torbay Holdings' ability to develop its operations is dependent upon its receiving additional capital financing. Torbay Holdings may raise capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. Torbay Holding's audited financial statements raise substantial doubt about Torbay's ability to continue as a going concern if sufficient additional funding are not acquired or alternative sources of capital developed or revenues from Quill Mouse sales do not meet Torbay's working capital needs.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, " Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146, which will be effective for exit or disposal activities initiated after December 31, 2002, is not expected to have a material impact on the company's results of operation, financial position or cash flows.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (FAS 148), which amends FAS 123, "Accounting for Stock-Based Compensation", transition requirements when voluntarily changing to the fair value based method of accounting for stock-based compensation and also amends FAS 123 disclosure requirements. FAS 148 is not expected to have a material impact on the company's results of operations, financial position or cash flow.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     In December, 2001, the SEC issued a cautionary advice to elicit more precise disclosure in this Item 7, MD&A, about accounting policies management believes are most critical in portraying the company's financial results and in requiring management's most difficult subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenues from sales of products are recognized when goods are shipped to customers. The Company provides a warranty on goods for two years from the date of sale. The Company has not established a warranty reserve at December 31, 2002 since the amount is not material.

Impact Of Inflation

     Inflationary factors have not had a significant effect on our operations.

ITEM 7. FINANCIAL STATEMENTS

         The consolidated audited financial statements for the period ended December 31, 2002 are included in this Annual Report on Form 10-KSB following
Item 13.


ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF TORBAY HOLDINGS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The table below sets forth certain information with respect to Torbay Holdings' directors and executive officers as of March 5, 2003.


        Name                            Position
-------------------------       -----------------------

Alexander Gordon Lane           Chairman, Director and acting Secretary

William Thomas Large            Chief Executive Officer, President and Director

Thomas A. Marchant              Director

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

         Thomas A. Marchant has served as a member of our board of directors since July 11, 2002. Thomas A. Marchant, joined Ford Motor Company in 1985 as Financial Sales Manager of Ford Credit Canada. Mr. Marchant directed a sales and marketing operation to institutional investors in the Commercial Paper and Medium Term Note Markets. In 1991 Mr. Marchant transferred to Ford World Headquarters in Dearborn, Michigan and assumed responsibility for consolidation and launch of the Canadian Treasury funding operation. Prior to joining Ford, Mr. Marchant held various positions with Greenshields Incorporated, one of Canada's foremost investment banking firms, First National Bank of Chicago, Grindlays Bank and Merrill Lynch.

ITEM 10.          EXECUTIVE COMPENSATION


SALARY COMPENSATION

The following table sets forth a summary for the fiscal years ended, of the cash and non-cash compensation awarded, paid or accrued by us to our President and our most highly compensated officers other than the CEO, who served in such capacities at the end of fiscal 2002 (collectively, the "Named Executive Officers"). No other of our executive officers earned in excess of $100,000 in total annual salary.

                 SUMMARY COMPENSATION TABLE ANNUAL COMPENSATION
                 ----------------------------------------------


Name and Principal                                               All Other
Positions                          Year   Salary($)  Bonus($)   Compensation($)
-------------------------------   ------  -------------------------------------

                                  2002    47,663.60
William Thomas Large              2001     (1)      --          --
Chief Executive Officer           2000    96,990

Alexander Gordon Lane             2002    28,696.50
Chairman and Secretary            2001      0       --          --

-------------------------------

(1) Mr. Large is eligible for a performance-related bonus of up to 100% of his annual salary. In 2001 we issued 1,200,000 shares of common stock valued at $.10 per share to Mr. Large. We also paid to Mr. Large $30,815 in the form of Directors compensation.

EMPLOYMENT AGREEMENTS

         Torbay Holdings has not entered into any employment agreements with its executive officers or other employees to date. Torbay Holdings may enter into employment agreements with them in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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


                                                Amount and Nature       Percent
                                                      Of                  of
                             Position with        Beneficial            Common
Stock Name and Address      Torbay Holdings       Ownership (1)       Outstanding (1)
-----------------------------------------------------------------------------------------
Alexander Gordon Lane          Secretary, Director    982,777               3.99%
4 Milford Place
Hempstead, New York 11550

William Thomas Large           President, Chief     8,599,582(2)           34.99%
c/o 91 Tulip Avenue            Executive Officer
 Lily Building., Apt. A4       and Director
Floral Park, NY 11001

Thomas A. Marchant             Director               602,353               2.45%
c/o Torbay Holdings, Inc.
4 Milford Place
Hempstead, New York 11550

All Directors and Executive Officers                10,184,712(2)          41.44%
as a Group (3 persons)

-----------------------------------

(1)Based upon 24,574,091 shares outstanding as of March 5, 2003.

(2)Includes 120,000 shares of common stock owned by Mr. Large's minor children. Such figure does not include 333,333 shares of common stock purchased by Mr. Large which shares have not yet been issued to him.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED TRANSACTIONS

     Gordon Lane, the Chairman of the Company, having loaned to the Company an amount of $45,310 as of the date of this Report, on March 26, 2002 converted a portion of such loan into 297,063 shares of the Company's restricted common stock. Additionally, the Company's President, Thomas Large, purchased from the Company 333,333 shares of the Company's restricted common stock during 2002 for an aggregate purchase price of $40,000.

     In 2001 the Company issued 2,200,000 shares of its common stock, valued at $.10 per share, to Mr. Large. The Company also paid to Mr. Large $30,815 in the form of Director's compensation.

     In July, 2002, the Company sold 562,353 shares of the Company's common stock to Mr. Thomas A. Marchant, now a director of the Company, at a purchase price of $.085 per share for an aggregate purchase price of $47,800. Such shares were physically delivered by the transfer agent on or about October 21, 2002.

       In October 2002, the Company issued 571,249 shares of its common stock to William Thomas Large and 285,714 shares to Alexander Gordon Lane for services rendered to the Company. Such restricted shares were valued at $.21 per share.

ITEM 13.  CONTROLS AND PROCEDURES

     (a)     Evaluation of Disclosure Controls and Procedures.
             ------------------------------------------------

     Within the 90 days prior to the date of this Annual Report for the year ended December 31, 2002, we carried out an evaluation, under the supervision and with the participation of our management, including the company's Chairman and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in the company's period SEC filings.

     (b)     Changes in Internal Control.
             ---------------------------

     Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

Procedures for effective systems control for an organization of our size are being Reviewed in regards to necessary compliance and effectiveness.

ITEM 14.          EXHIBITS AND REPORTS ON FORM 8-K


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


2.1 Agreement and Plan of Merger between Torbay Acquisition Corporation and Torbay Holdings, Inc.(1)

3.1      Certificate of Incorporation of Torbay Holdings, Inc., as amended(1)

3.2      By-Laws of Torbay Holdings, Inc.(1)

4.1 Certificate of Designation with respect to Series 1 Convertible Preferred Stock of Torbay Holdings, Inc.(1)

4.2      Form of Common Stock Certificate(2)

10.1 Manufacturing Agreement between the Company and Dynapoint, Inc. dated April 16, 2002(3)

----------------------------------
(1) Incorporated herein by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 1999.

(2) Incorporated herein by reference to the Registration Statement on Form SB-2 (Registration No. 333-93847), filed with the Securities and Exchange Commission on December 30, 1999.

(3) Incorporated by reference to the Company's Form 10-KSB filed with the Commission on April 29, 2002

         (b)      Reports on Form 8-K.

         The Company did not file a Current Report on Form 8-K for the fourth quarter of the fiscal year ended December 31, 2002.

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

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001



                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES



                                    CONTENTS
                                   ----------

PAGE                1       INDEPENDENT AUDITORS' REPORT

PAGE                2       CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2002

PAGE                3       CONSOLIDATED  STATEMENTS OF OPERATIONS  AND OTHER
                            COMPREHENSIVE  INCOME (LOSS) FOR THE
                            YEARS ENDED DECEMBER 31, 2002 AND 2001

PAGES             4 - 5     CONSOLIDATED  STATEMENT  OF CHANGES IN  STOCKHOLDERS'
                            DEFICIENCY  FOR THE YEARS  ENDED
                            DECEMBER 31, 2002 AND 2001

PAGES             6 - 7     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
                            ENDED DECEMBER 31, 2002 AND 2001

PAGES            8 - 22     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
                            DECEMBER 31, 2002



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
Torbay Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Torbay Holdings, Inc. and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders' deficiency and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Torbay Holdings, Inc. and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has a net loss of $1,571,853, a negative cash flow from operations of $497,417, a working capital deficiency of $644,065 and a stockholders' deficiency of $522,447. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 11. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 4, 2003



                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2002


                                     ASSETS

CURRENT ASSETS
 Cash                                                                                                  $             59,403
 Accounts receivable, net                                                                                             1,620
 Inventory                                                                                                           65,453
 Prepaid expense                                                                                                     15,748
                                                                                                          -------------------
     Total Current Assets                                                                                           142,224
                                                                                                          -------------------

PROPERTY AND EQUIPMENT - NET                                                                                         22,661
                                                                                                          -------------------

OTHER ASSETS
 Intangible assets                                                                                                   97,957
 Deposits                                                                                                             1,000
                                                                                                          -------------------
     Total Other Assets                                                                                              98,957
                                                                                                          -------------------

TOTAL ASSETS                                                                                           $            263,842
------------
                                                                                                          ===================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                                                 $            226,626
 Loan payable - officer                                                                                               9,663
 Notes payable                                                                                                      550,000
                                                                                                          -------------------
     Total Current Liabilities                                                                                      786,289
                                                                                                          -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.0001 par value, 20,000,000 shares authorized, 420,000
 issued and outstanding                                                                                                  42
 Common stock, $.0001 par value, 100,000,000 shares authorized, 20,912,617
 issued and outstanding                                                                                               2,091
 Common stock to be issued (539,568 shares)                                                                              54
 Additional paid-in capital                                                                                       2,652,336
 Accumulated deficit                                                                                             (3,035,354)
 Accumulated other comprehensive loss                                                                               (12,657)
 Deferred equity based expense                                                                                     (128,959)
                                                                                                          -------------------

TOTAL STOCKHOLDERS' DEFICIENCY                                                                                     (522,447)
                                                                                                          -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                         $            263,842
----------------------------------------------
                                                                                                          ===================





          See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                        OTHER COMPREHENSIVE INCOME (LOSS)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                         2002                     2001
                                                                  --------------------      ------------------

SALES - NET                                                    $               3,553     $              -

COST OF SALES                                                                    513                    -
                                                                  --------------------      ------------------

GROSS PROFIT                                                                   3,040                    -
                                                                  --------------------      ------------------

OPERATING EXPENSES
 Selling expenses                                                             63,245                    -
 Consulting fees                                                             550,562                  37,500
 Professional fees                                                           181,043                  62,812
 Directors fees and compensation                                              76,367                 250,815
 Other general and administrative                                            100,735                  50,489
                                                                  --------------------      ------------------
         Total Operating Expenses                                              971,952                 401,616
                                                                  --------------------      ------------------

(LOSS) FROM OPERATIONS                                                      (968,912)               (401,616)

OTHER EXPENSES
 Interest and financing costs                                               (602,941)                   -
 Loss on disposal of fixed assets                                               -                    (16,568)
                                                                  --------------------      ------------------
       Total Other Expenses                                                 (602,941)                (16,568)
                                                                  --------------------      ------------------

NET (LOSS)                                                                (1,571,853)               (418,184)

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)                                  (13,105)                  1,457
                                                                  --------------------      ------------------

COMPREHENSIVE (LOSS)                                           $          (1,584,958)    $          (416,727)
--------------------
                                                                  ====================      ==================

NET LOSS PER SHARE - BASIC AND DILUTED                         $               (0.08)    $             (0.03)
                                                                  ====================      ==================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
DURING THE PERIOD - BASIC AND DILUTED                                     18,899,861              11,982,993
                                                                  ====================      ==================


          See accompanying notes to consolidated financial statements.


                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                  Preferred Stock               Common Stock             Common Stock To Be       Additional
                                                                                               Issued               Paid-in
                               Shares        Amount         Shares         Amount        Shares       Amount        Capital
                              ----------    ----------    ------------    ----------    ---------    ---------    ------------
Balance, December 31,
 2000                          700,000   $        70       6,350,000   $       635         -      $     -      $     774,311

Issuance of common stock
 for compensation and
 services                         -             -          2,450,000           245         -            -            244,755

Issuance of common stock
 for cash                         -             -            600,000            60         -            -             59,940

Preferred stock
 converted to common
 stock                        (700,000)          (70)      7,000,000           700         -            -               (630)

Common stock to be
 issued for consulting
 services                         -             -               -             -         500,000           50          49,950

Foreign currency
 translation gain                 -             -               -             -            -            -               -

Net loss for the year
 ended December 31, 2001          -             -               -             -            -            -               -
                              ----------    ----------    ------------    ----------    ---------    ---------    ------------

Balance, December 31,
 2001                             -             -         16,400,000         1,640      500,000           50       1,128,326

Issuance of common stock
 for cash and warrants
 exercised                        -             -            935,686            93         -            -             92,707

Common stock issued for
 placement fee                    -             -            300,000            30         -            -             26,970

Issuance of common stock
 for professional
 services                         -             -          1,646,535           165         -            -            337,147

Common shares issued              -             -            500,000            50      (500,000)        (50)           -

Amortization of deferred
 consulting expense               -             -               -             -            -            -               -


   Deficit
   Accumulated     Accumulated      Deferred
     During            Other         Equity
   Development     Comprehensive       Based
      Stage        Income (Loss)      Expense        Total
   ------------    --------------    ----------    ----------
$  (1,045,317)  $        (1,009)  $      -      $  (271,310)

         -                 -             -          245,000

         -                 -             -           60,000

         -                 -             -             -

         -                 -          (37,500)       12,500

         -                1,457          -            1,457

     (418,184)             -             -         (418,184)
   ------------    --------------    ----------    ----------
   (1,463,501)              448       (37,500)     (370,537)

         -                 -             -           92,800

         -                 -             -           27,000

         -                 -             -          337,312

         -                 -             -             -

         -                 -           37,500        37,500

          See accompanying notes to consolidated financial statements
                                        4

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                      Common Stock To Be       Additional
                                 Preferred Stock              Common Stock                 Issued                Paid-in
                             Shares        Amount        Shares         Amount       Shares        Amount        Capital
                           -----------   -----------   -----------   -----------   -----------   -----------   -----------
Preferred stock issued
 in acquisition of
 intangible assets             420,000   $        42            --   $        --            --   $        --   $    41,958

Issuance of common stock
 to settle  note payable            --            --       833,333            83            --            --        99,917

Issuance of common stock
 to settle officer loan             --            --       297,063            30            --            --        35,617

Stock to be issued for
 computer software and
 service contract                   --            --            --            --       539,568            54        64,694

Beneficial conversion
 feature on convertible
 debentures                         --            --            --            --            --            --       500,000

Warrants issued as part
 of convertible
 debentures for
 financing costs                    --            --            --            --            --            --       209,000

Warrants issued to a
 director                           --            --            --            --            --            --        95,000

Warrants issued to a
 consultant                         --            --            --            --            --            --        21,000

Foreign currency
 translation loss                   --            --            --            --            --            --            --

Net loss for the year
 ended December 31, 2002            --            --            --            --            --            --            --
                           -----------   -----------   -----------   -----------   -----------   -----------   -----------
BALANCE,
 DECEMBER 31, 2002             420,000   $        42    20,912,617   $     2,091       539,568   $        54   $ 2,652,336
                           ===========   ===========   ===========   ===========   ===========   ===========   ===========



                              Deficit
                            Accumulated    Accumulated     Deferred
                              During          Other         Equity
                            Development   Comprehensive      Based
                                Stage      Income (Loss)     Expense         Total
                             -----------    -----------    -----------    -----------
Preferred stock issued
 in acquisition of
 intangible assets           $        --    $        --    $        --    $    42,000

Issuance of common stock
 to settle  note payable              --             --             --        100,000

Issuance of common stock
 to settle officer loan               --             --             --         35,647

Stock to be issued for
 computer software and
 service contract                     --             --             --         64,748

Beneficial conversion
 feature on convertible
 debentures                           --             --             --        500,000

Warrants issued as part
 of convertible
 debentures for
 financing costs                      --             --       (128,959)        80,041

Warrants issued to a
 director                             --             --             --         95,000

Warrants issued to a
 consultant                           --             --             --         21,000

Foreign currency
 translation loss                     --        (13,105)            --        (13,105)

Net loss for the year
 ended December 31, 2002      (1,571,853)            --             --     (1,571,853)
                             -----------    -----------    -----------    -----------
BALANCE,
 DECEMBER 31, 2002           $(3,035,354)   $   (12,657)   $  (128,959)   $  (522,447)
                             ===========    ===========    ===========    ===========


          See accompanying notes to consolidated financial statements
                                        5

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                 2002         2001
                                                                             ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $(1,571,853)  $(418,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                      1,634         334
Stock and warrants issued for services and placement fee                         469,062     257,500
Deferred consulting expense recognized                                            37,500           -
Loss on disposal of fixed assets                                                       -      16,568
Beneficial conversion feature on convertible debt for financing costs            500,000           -
Warrants issued as part of convertible debt                                       80,041           -
(Increase) decrease in:
Inventory                                                                        (65,453)          -
Accounts receivable                                                               (1,620)          -
Prepaid expenses                                                                   6,293           -
Increase (decrease) in:
Accounts payable and accrued expenses                                             46,979      56,618
                                                                             ------------  ----------
Net Cash Used In Operating Activities                                           (497,417)    (87,164)
                                                                             ------------  ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangibles                                                           (2,000)          -
Purchases of property and equipment                                              (23,245)          -
                                                                             ------------  ----------
Net Cash Used In Investing Activities                                            (25,245)          -
                                                                             ------------  ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under capital leases                                                    (14,351)     (3,077)
Proceeds from issuance of common stock                                            92,800      60,000
Short-term loans                                                                       -       3,614
Proceeds from loan payable - officer                                              20,325      10,785
Proceeds from issuance of notes payable                                          500,000           -
                                                                             ------------  ----------
Net Cash Provided By Financing Activities                                        598,774      71,322
                                                                             ------------  ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (16,754)      2,387
                                                                             ------------  ----------

INCREASE (DECREASE) IN CASH                                                       59,358     (13,455)

CASH - BEGINNING OF PERIOD                                                   $        45   $  13,500
                                                                             ------------  ----------

CASH - END OF PERIOD                                                         $    59,403   $      45
-------------------                                                          ============  ==========

Cash paid during the period for:
Interest                                                                     $         -   $   1,082
                                                                             ============  ==========

          See accompanying notes to consolidated financial statements

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDTAED STATEMENTS OF CASH FLOWS
                 FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2002, the Company received approval for the previously acquired British patent rights on intellectual property. Pursuant to the asset acquisition agreement, the Company issued in April 2002 an additional 200,000 Series 1 Convertible Preferred Shares valued at $20,000, which is included as an intangible asset and in preferred stock.

During 2002, the Company issued 833,333 shares of common stock valued for financial accounting purposes at $.12 per share based upon a recent cash offering price to settle a $100,000 note payable. No gain or loss was recognized on the transaction.

During 2002, the Company issued 297,063 shares of common stock valued for financial accounting purposes at $.12 per share based upon a recent cash offering price to settle $35,647 of an officer loan. No gain or loss was recognized on the transaction.

During 2002, the Company entered into an agreement to acquire a software license agreement with an estimated useful life of three years and one-year maintenance contract in exchange for 539,568 common shares to be issued. The shares were valued for financial accounting purposes at $.12 per share based on the closing price on the effective date of the agreement for an aggregate value of $64,748, which the Company allocated $53,957 to the software license agreement and $10,791 to the maintenance contract.

During 2002, the Company issued 500,000 shares of common stock for consulting services to be rendered. Per the agreement, the shares were valued based on the average closing price of the Company's stock during the month preceding the effective date of the agreement for an aggregate value of $86,250. The Company recognized $75,000 as an expense and $11,250 as a prepaid expense in 2002.

During 2002, the Company issued warrants to acquire an aggregate of 1,500,000 shares of the Company's common stock having an aggregate value of $209,000, of which, $80,041 was recognized during the year and $128,959 remains as a deferred financing cost.

During 2001, the Company acquired intellectual property rights in exchange for 220,000 Series 1 Convertible preferred shares to be issued, valued at $22,000. The shares were physically issued in April 2002.

During 2001, the Company terminated a capital lease for an automobile, reducing equipment and a capital lease liability of $26,534 and $9,966, respectively, which resulted in a loss on disposal of $16,568.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002



NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


(A)  ORGANIZATION  AND  BUSINESS  OPERATIONS

Torbay Holdings, Inc. ("THI") was incorporated in Delaware under the name Acropolis Acquisition Corporation on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.

In July 1999, THI effected an Agreement and Plan of Reorganization whereby THI acquired all of the issued and outstanding securities of Designer Appliances Limited ("DAL"), a United Kingdom Corporation. As a result of the agreement, DAL became a wholly owned subsidiary of THI. DAL intends to market household appliances designed to be attractive to a premium, upscale market. DAL is currently an inactive company, but is expected to begin marketing the QUILL (see below) in Europe in 2003.

On October 26, 1999, THI entered into and consummated a merger agreement whereby THI acquired all of the outstanding shares of common stock of Torbay Acquisition Corp. ("TAC"). The acquisition was accounted for using the purchase method of accounting. At the time of the merger TAC was an inactive Delaware shell corporation and a reporting company under the Securities Exchange Act of 1934, as amended. THI remained as the surviving entity and became the successor issuer pursuant to rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission.

On November 10, 2002, THI authorized the purchase of 200 shares (all of the authorized and outstanding shares at the time) of Designer Appliances, Inc. ("DAI"), a Delaware company incorporated June 17, 2002, for a deminimus purchase price and DAI became a wholly owned subsidiary of THI (See Note 10). DAI was acquired to market and sell the Company's products (currently, the QUILL mouse, a left-handed and right-handed computer mouse) in North America. Sales of the QUILL mouse commenced in the fourth quarter of 2002.

Prior to the fourth quarter of 2002, financial statements were prepared indicating the entity was a development stage company.

(B)  PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements for 2002 include the accounts of Torbay Holdings, Inc. and its wholly owned subsidiaries Designer Appliances Limited and Designer Appliances, Inc., collectively (the "Company"). The consolidated financial statements for 2001 include the accounts of Torbay Holdings, Inc. and its wholly owned subsidiary Designer Appliances Limited. All significant intercompany transactions and balances have been eliminated in consolidation.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002

(C)  BASIS  OF  PRESENTATION

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The basis of accounting differs from that used in the United Kingdom statutory financial statements of DAL. Adjustments are made to translate the statutory financial statements of DAL to conform to accounting principles generally accepted in the United States of America. The financial statements are expressed in United States dollars. The functional currency of DAL is the British pound sterling.

(D)  USE  OF  ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(E)  CASH

Cash  includes  cash  on  deposit  at  financial  institutions.

(F)  INVENTORY

Inventory is stated at the lower of cost or market using the first-in first-out method. The cost includes expense of freight-in transportation. Inventory consists of only finished goods, which include left-handed and right-handed computer mice for sale to customers. The inventory is produced by an overseas vendor using the Company's equipment.

(G)  PROPERTY  AND  EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of five to seven years.

(H)  INTELLECTUAL  PROPERTY  RIGHTS

The Company capitalizes the costs to acquire intellectual property rights and amortizes them over their estimated useful life of 10 years commencing in 2003. The costs associated with registration of the related patent and other unrecovered costs of any successful legal suit are capitalized and amortized over the lesser of 20 years or the remaining useful life of the underlying asset.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002



(I)  IMPAIRMENT  OF  LONG-LIVED  ASSETS

The Company reviews long-lived assets for impairment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the year ended December 31, 2002, the Company determined that there were no long-lived assets that were impaired.

(J)  REVENUE  RECOGNITION

Revenues from sales of products are recognized when goods are shipped to customers. The Company provides a warranty on goods for two years from the date of sale. The Company has not established a warranty reserve at December 31, 2002 since the amount is not material.

(K)  WEBSITE  EXPENSES

The Company follows the AICPA's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), in accounting for its website expenses. Accordingly, costs to obtain computer software from third parties obtained for internal use are capitalized and amortized over their estimated useful life of 5 years commencing in 2003. Costs incurred in operating a website that have no future benefits are expensed in the current period. Costs incurred in operating the website that have a future benefit are capitalized in accordance with SOP 98-1 and amortized over the respective future periods that are expected to benefit from the changes.

(L)  INCOME  TAXES

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

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002




(M)  SEGMENT  ACCOUNTING

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131"), requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. However, this Statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable. The Company has only one product consisting of its "Quill Computer Mouse." Due to the immateriality of sales during 2002, segment information is not presented.

(N)  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The carrying amounts of certain financial instruments, including cash, accounts receivable, accounts payable, accrued expenses, and notes payable approximate their fair value as of December 31, 2002 because of the relatively short-term maturity of these instruments.

(O)  RECENT  ACCOUNTING  PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the provisions of SFAS No. 4, which requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS No. 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS No. 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002
period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company cannot restate it's previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation" and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

Management does not expect the impact from these statements' pronouncements to have a material impact on the Company's consolidated financial position or results of operations.

(P)  FOREIGN  CURRENCY  TRANSLATION

The functional currency of DAL is the British pound sterling. Financial statements for this entity are translated into United States dollars at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

(Q)  COMPREHENSIVE  (LOSS)

The Company accounts for Comprehensive Income (Loss) under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). Statement No. 130 establishes standards for reporting and the display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997.

The foreign currency translation gain (loss) resulting from the translation of the financial statements of DAL expressed in British pound sterling to United States dollars are reported as Other Comprehensive Income (Loss) in the Statements of Operations and as Accumulated Other Comprehensive Income (Loss) in the Statement of Changes in Stockholders' Deficiency.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002



(R)  LOSS  PER  SHARE

Basic and diluted loss per common share for all periods presented is computed based on the weighted average common shares outstanding during the year as defined by Statement of Financial Accounting Standards, No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive.

(S)  STOCK  OPTIONS  AND  WARRANTS

In accordance with Statement of Financial Accounting Standards No. 123, ("SFAS 123") the Company has elected to account for stock options and warrants issued to employees under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations. The Company accounts for stock options and warrants issued to non-employees for services under the fair value method of SFAS 123. Compensation cost for stock based compensation to employees and non-employees is recorded on the date of grant based on the quoted market price of the Company's common stock.

(T)  RECLASSIFICATION

Certain amounts from prior periods have been reclassified to conform to the current year presentation.


NOTE 2 PROPERTY AND EQUIPMENT

       Property and equipment at December 31, 2002 consisted of the following:


       Manufacturing equipment                                                                  $            20,000
       Computer equipment                                                                                     2,583
       Office equipment                                                                                       2,939
                                                                                                   ------------------
                                                                                                             25,522
       Less accumulated depreciation                                                                         (2,861)
                                                                                                   ------------------

                                                                                                $            22,661
                                                                                                   ==================

       Depreciation expense for the year ended December 31, 2002 and 2001 was $1,634 and $334, respectively.

NOTE 3 INTANGIBLE ASSETS

       In 2001,  the  Company  entered  into a  purchase  agreement  to  acquire  intellectual  $            44,000
       property  rights,  software and know-how to a computer  mouse in exchange for preferred




                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002


       stock having an aggregate fair value of $42,000.  Also in 2002, the Company paid $2,000 to protect the intellectual property rights (See Note 9(A))
       In 2002,  the Company  entered  into an  agreement  to acquire  computer  software  and licenses for a website in exchange  for common stock having an aggregate  fair value of
       $53,957 (See Note 9(B))                                                                               53,957
                                                                                                   ------------------

                                                                                                $            97,957
                                                                                                   ==================

NOTE 4 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

       The following schedule reflects accounts payable and accrued expenses as of December 31, 2002:

       Accounts payable                                                                         $           165,915
       Accrued interest payable                                                                              22,900
       Other accrued liabilities                                                                             37,811
                                                                                                      ------------------

                                                                                                $           226,626
                                                                                                   ==================

NOTE 5 LOAN PAYABLE - OFFICER

       The Company has received advances from an officer who provided funding for working capital requirements used to pay operating expenses incurred by the Company. During 2002, $35,647 of this payable was converted into 297,063 shares of the Company's common stock. The advances are non-interest bearing and due on demand. As of December 31, 2002, $9,663 was due to this officer.

NOTE 6 NOTES PAYABLE

       In order to provide working capital and financing for the Company's expansion, as of May 15, 2002, the Company entered into a securities purchase agreement and related agreements with four accredited investors (the "Purchasers") for the purchase of $500,000 of the Company's 12% convertible debentures in two traunches of $250,000 each. The debentures bear interest at a rate of 12% per annum, payable either quarterly or at the time of conversion in common stock or cash at the option of the Purchasers. On May 15, 2002, the Company received the first traunche of $250,000. On August 21, 2002, the agreement was amended whereby the Company received $55,000 of the second traunche on August 21 with the balance of $195,000 to be received by the Company within five business days following the effective date of the registration statement filed to register the common shares discussed in the fourth paragraph of this note. The remaining $195,000 (net of legal and consulting fees of $56,250) was received December 10, 2002. Interest expense on the debentures, in the amount of $22,900, has been accrued and charged to operations for the year ended December 31, 2002.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002


       As part of the agreement, the Purchasers received three-year term warrants to purchase 3 shares of the Company's common stock for each $1.00 invested exercisable at $.05 per share. The fair value of the warrants issued in May, August and December amounted to $111,000, $10,000 and $88,000, respectively, using the Black-Scholes option pricing model in accordance with SFAS 123 with the following assumptions: dividend yield of zero, expected volatility of 258%, 167% and 413%, risk-free interest rate of 4%, 3% and 3% and an expected life of three years, respectively. Accordingly, an aggregate of $80,041 has been recognized as interest and financing costs and an aggregate of $128,959 has been recorded as deferred financing costs which shall be amortized over the remaining life of the convertible debentures.

       The debentures are convertible into shares of common stock at the lesser of $0.05 per share or the average of the lowest three intraday trading prices of a share of common stock during the twenty trading days immediately preceding conversion date discounted by 50% (See Note 12). Pursuant to the rules and regulations of the SEC regarding beneficial conversion features, the Company has expensed as interest and financing costs the excess of the fair market value of the common stock at the debenture issuance date over the conversion price which amounted to an aggregate of $500,000 (limited to total equity raised) and has been included in additional paid-in capital.

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

       The following schedule reflects notes payable at December 31, 2002:

       Notes payable,  bearing 12% interest  payable  quarterly,  convertible to shares of     $            500,000
        common stock (see above),  unsecured,  due at various dates  through  December 10,
        2003

       Note payable,  non-interest  bearing (See Note 9(E) for warrants  issued in lieu of interest),  convertible  to shares of common stock at $1.50 per share,  unsecured,
        due March 23, 2003 (this note is currently being renegotiated)                                       50,000
                                                                                                  -------------------

           Total - All Short-Term                                                              $            550,000
                                                                                                  ===================


                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002



NOTE 7 INCOME TAXES

       The American  parent  company and its American  subsidiary and the United
       Kingdom  subsidiary  file  separate  tax  returns.   Income  tax  expense
       (benefit) for the years ended December 31, 2002 and 2001 is summarized as follows:

                                                                                   2002                   2001
                                                                             ------------------     -----------------
       Current:
         Federal                                                          $              -                     -
         State                                                                           -                     -
         Foreign                                                                         -                     -

       Deferred:
         Federal and state                                                               -                     -
         Foreign                                                                         -                     -
                                                                             ------------------     -----------------

       Income tax expense (benefit)                                       $              -       $             -
                                                                             ==================     =================

       The American parent company and its American subsidiary's tax expense differs from the "expected" tax expense for the years ended December 31, 2002 and 2001 (computed by applying U.S. Federal Corporate tax rate of 34 percent to income before taxes), as follows:

                                                                                   2002                   2001
                                                                             ------------------     -----------------

       Computed "expected" tax expense (benefit)                          $          (527,708)   $          (46,283)
       Effect of unused net operating loss carryforwards                              527,708                46,283
                                                                             ------------------     -----------------

                                                                          $              -       $             -
                                                                             ==================     =================

       The tax effects of temporary differences that give rise to significant portions of deferred tax assets for the American parent company and its American subsidiary at December 31, 2002 are as follows:

                                                                                   2002                   2001
                                                                             ------------------     -----------------
       Deferred tax assets:
         Net operating loss carryforwards                                 $           700,775    $          173,067
                                                                             ------------------     -----------------
         Total gross deferred tax assets                                              700,775               173,067
         Less valuation allowance                                                    (700,775)             (173,067)
                                                                             ------------------     -----------------

       Net deferred tax asset                                             $              -       $             -
                                                                             ==================     =================


                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002


       At December 31, 2002, the American parent company and its American subsidiary had net operating loss carryforwards of approximately $2,061,100 for income tax purposes, available to offset future taxable income expiring on various dates through 2022. The valuation allowance at December 31, 2001 was $173,067. The net change in the valuation allowance during the year ended December 31, 2002 was an increase of $527,708.

       The United Kingdom subsidiary has also incurred substantial net operating losses which result in no income tax expense or (benefit) for the years ended December 31, 2002 and 2001. The subsidiary's available net operating loss carryforward of approximately $507,900 results in a deferred tax asset of $152,370 (computed by applying the United Kingdom tax rate of 30%) which has been fully offset by a valuation allowance.

NOTE 8 COMMITMENTS AND CONTINGENCIES

       (A) CAPITAL LEASE AGREEMENT

       The Company leased a vehicle under a capital lease. The agreement stipulated monthly installment payments for a 36-month period commencing in September 1999 with the last payment including a balloon payment due in 2002. During 2001, the lease was terminated and the Company returned the vehicle to the lessor. At December 31, 2001, there was a remaining unpaid balance of $14,351 due on this lease which was subsequently paid off by the Company .

       (B) MANUFACTURING AGREEMENT

       In April 2002, the Company entered into a manufacturing agreement with an independent contractor to manufacture the QUILL computer mouse under the terms and conditions enumerated in such agreement. The Company does not have a fixed purchase commitment under this agreement. However, according to the terms of the agreement, there is a minimum order quantity of 5,000 pieces. Production began at the beginning of October 2002 and shipments began at the end of October 2002. The Company ordered and received an aggregate of 5,000 pieces during 2002.

       (C) SERVICE AND CONSULTING AGREEMENTS

       In July 2001, the Company entered into an agreement with a consultant to provide corporate promotional services to the Company. In consideration for the providing of these promotional services, the Company issued 250,000 shares of common stock to the consultant in August 2001 (See Note 9(B)). The Company will also reimburse the consultant for itemized and invoiced costs associated with providing the promotional services.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002


       On September 26, 2001, the Company entered into a one-year corporate financing consultancy agreement with a consultant to specifically assist with potential financial requirements, mergers and acquisitions, corporate capitalization and strategic development. For these future services the consultant received 500,000 shares of common stock valued at $0.10 per share for a total of $50,000. Certificates for these shares were not physically issued by the Company until April 2002 (See Note 9(B)).

NOTE 9 STOCKHOLDERS' DEFICIENCY

       (A) PREFERRED STOCK

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

       In July 1999, the Company issued 700,000 shares of Series 1 Convertible Preferred Stock valued at $31,168 pursuant to an Agreement and Plan of Reorganization with Designer Appliances Limited (See Note 1(A)).

       In May 2001, the 700,000 shares of preferred stock were converted into 7,000,000 shares of common stock at par value.

       In July 2001, the Company entered into a purchase agreement with two individuals who held the intellectual property rights, software and know-how to a computer mouse known as the "QUILL". Under the terms of the agreement, the Company acquired all of the sellers' rights, title and interest in the QUILL in exchange for 220,000 Series 1 convertible preferred shares. The agreement also calls for the issuance of an additional 200,000 shares of Series 1 convertible preferred shares upon the Company receiving an approval for the United Kingdom patent rights to the QUILL, which was granted in January 2002. These preferred shares will convert 1:10 into 4,200,000 shares of common stock upon the QUILL generating $1,000,000 net profit after tax averaged over four fiscal quarters within five years from the signing of the agreement. However, if the $1,000,000 net profit requirement is not met within five years from the signing of the agreement, then these preferred shares will convert 1:1 into 420,000 shares of common stock. Since the $1,000,000 net profit requirement is a contingency, the convertible preferred shares were valued based on the 1:1 conversion ratio using the value of recent cash sales of the common stock at $.10 per share, for a total fair value of $42,000, of which $20,000 and $22,000 was recognized in 2002 and 2001, respectively. The 420,000 preferred shares were issued on April 22, 2002 (See Note 3).

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002


       (B) COMMON STOCK

       During 2002, the Company entered into an agreement to acquire a software license agreement with an estimated useful life of three years and one-year maintenance contract in exchange for 539,568 common shares to be issued. The shares were valued for financial accounting purposes at $.12 per share based on the closing price on the effective date of the agreement for an aggregate value of $64,748, which the Company allocated $53,957 to the software license agreement and $10,791 to the maintenance contract.

       During 2002, the Company received an aggregate of $47,800 for the purchase of shares under an option agreement effective October 29, 2002.

       On October 17, 2002, the Company authorized the issuance of an aggregate of 1,085,535 common shares for services rendered by several individuals (of which 856,963 shares were to two officers) valued for accounting purposes at $.21 per share (the most recent closing price) for an aggregate amount of $227,962, which was recognized as an expense during 2002.

       On October 23, 2002, the Company entered into a six-month agreement with a consultant whereby the consultant shall (1) distribute via targeted email a two-page "Highlighter" to attract new investors and (2) design, develop and market a website for the Company. In return, the consultant shall receive for each month: (1) for months one through three, $30,000 (at the average trading price of the previous month) of restricted common stock of the Company and (2) for months four through six, $30,000 in the form of half cash and half stock or all cash or all stock by agreement. Payments shall be made quarterly and 500,000 common shares shall be issued upon execution of the agreement. The commencement date of this contract has been delayed as the Company contends the services have not yet begun.

       In May 2002, the Company issued 40,000 shares of common stock for $5,000.

       In May 2002, the Company issued 300,000 common shares having a fair value of $27,000 as a consultant fee in connection with the convertible debentures issued in May 2002 (See Note 6).

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

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002


       During 2001, the Company issued 2,200,000 common shares valued at $0.10 per share for executive compensation and 250,000 common shares valued at $0.10 per share for services (See Note 8(C)). The aggregate value of these shares was $245,000.

       In August 2001, the Company issued 600,000 shares of restricted common stock at $0.10 per share for a total proceeds of $60,000.

       In September 2001, the Company entered into a one-year financial consulting agreement whereby the Company issued 500,000 shares of common stock having a fair value of $50,000 in exchange for these services (See
       Note 8(C)). These common shares were issued in April 2002 and are reflected in the financial statements as common stock to be issued at December 31, 2001. The cost of the agreement was amortized over its one-year life and consulting expense of $37,500 and $12,500 was recognized during 2002 and 2001, respectively.

       (C) COMMON STOCK TO BE ISSUED

       On May 31, 2002, the Company entered into an agreement to acquire computer software and licenses and a one-year service contract for the establishment of a website, database management for users and products, inventory management, and point of sale service. The seller agreed that they would accept payment in common stock of the Company amounting to 539,568 shares to be issued having an aggregate fair value of $64,748 based on the most recent closing price of $0.12 per share. Based on the vendor's estimated price for the software and service contract, a pro rata allocation was made to intangible assets of $53,957 and prepaid service expenses of $10,791, respectively. In addition, $6,293 of expense was recognized for the portion of the service contract that was used as of December 31, 2002.

       (D) WARRANTS

       On October 17, 2002, the Company authorized the issuance of an option to a consultant to purchase up to 100,000 common shares at $.21 per share exercisable after one year and expiring after three years. The fair value of the option was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero, expected volatility of 357%, risk-free interest rate of 2.0% and an expected life of two years and amounted to $21,000, which was recognized as an expense during 2002.

       On October 29, 2002, the effective date of the agreement, the Company elected a new non-executive member to the Company's Board of Directors. In connection with this election, the Company granted said director a one-year option exercisable immediately to purchase up to 588,235 restricted shares of the Company's common stock at $.085 per share. The fair value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero, expected volatility of 170%, risk-free interest rate of 2.0% and an expected life of one year and amounted to $95,000, which shall be recognized during 2002.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002


       In connection with a $100,000 loan received in March 2000, the Company issued 100,000 warrants, which are convertible at the rate of one warrant per one share of common stock at an exercise price of $1.75 per share. Using the Black-Scholes model, the warrants were valued at $0 using the following assumptions; no annual dividend, volatility of 0%, risk-free interest rate of 6.19% and a term of three years.

       In connection with a $50,000 note received in March 2000, the Company issued 50,000 warrants, which are convertible into 50,000 shares of common stock at an exercise price of $1.75 per share. Using the Black-Scholes model, the warrants were valued at $0 using the following assumptions; no annual dividend, volatility of 0%, risk-free interest rate of 6.19% and a term of three years.

NOTE 10 GOING CONCERN

       As reflected in the accompanying financial statements, the Company has a net loss of $1,571,853, a negative cash flow from operations of $497,417, a working capital deficiency of $644,065 and a stockholders' deficiency of $522,447. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

       Management's plans include obtaining additional financing for which they are currently in active negotiations with several financing institutions and increasing sales of the QUILL computer mouse.

NOTE 11 SUBSEQUENT EVENTS

       On February 5, 2003, the Company entered into a two-month non-exclusive agreement with a consultant to provide strategic planning services. The agreement calls for the consultant to receive up to 2,000,000 shares whereby 1,251,000 shares of S-8 registered shares were issued upon the effective date of the agreement for the initial period. This agreement expired on February 4, 2003 and has not been extended. The 1,251,000 shares were issued on February 5, 2003 and valued for financial accounting purposes at $62,500, the fair market value of the common stock on the effective date of the agreement based on concurrent cash offerings.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002


       On February 6, 2003, the Company entered into a one-year non-exclusive agreement with a consultant to provide strategic planning services. The agreement calls for the consultant to receive 250,000 shares of restricted common stock upon the effective date of the agreement for the initial period. The consultant is entitled to an additional 500,000 shares upon the consultant's identifying and introducing and the Company closing on agreements with European community contacts. The 250,000 shares are to be issued and were valued for financial accounting purposes at $15,000, the fair market value of the common stock on the effective date of the agreement based on concurrent cash offerings.

       On February 7, 2003, the Company entered into an agreement whereby the Company received the exclusive license of software named NIB Version1.0, which automatically actuates contextual menus in computer programs without the need to use or click a computer mouse button. In consideration, the Company has agreed to issue 100,000 shares of common stock valued for financial accounting purposes at $6,000, the fair market value of the common stock on the effective date of the agreement based on concurrent cash offerings. Also, the Company is required to pay royalty payments to the consultant at a rate of $3 per copy of the software that is distributed in any manner. The minimum royalties are $500 for the second quarter of 2003, $1,000 for the third quarter for 2003, $2,000 for the fourth quarter of 2003 and $3,000 per quarter thereafter. The term of the agreement is perpetual provided the Company continues to pay the royalty payments within 120 days after the end of each quarter and abides by the other terms of the agreement.

       As of April 4, 2003, a portion of the notes payable in the amount of $60,000 were converted into 5,666,422 shares of common stock.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: April 11, 2003
                                   TORBAY HOLDINGS, INC.

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

Name                               Title                                Date
----                               -----                                ----


/s/ Alexander Gordon Lane         Chairman, Secretary and a Director    April 11, 2003
--------------------------------
Alexander Gordon Lane

/s/ William Thomas Large          President, Chief Executive Officer    April 11, 2003
--------------------------------  and Director
William Thomas Large


/s/ Thomas A. Marchant
--------------------------------  Director                              April 11, 2003
Thomas A. Marchant
