Form 10QSB
period 2003-03-31
TORBAY HOLDINGS INC
filed 2003-05-22
CIK 1078724

                          U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                              WASHINGTON, DC 20549
                         -------------------------------

                                   FORM 10-QSB
(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period amended March 31, 2003

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


                            4 MULFORD PLACE, SUITE 2G
                               HEMPSTEAD, NY 11550
                                  516 292 2023
                (Issuer's Telephone Number, Including Area Code)

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

     The Company had 28,369,607 shares of common stock outstanding as of March 31, 2003.


      Transitional Small Business Disclosure Format  (check one):
Yes __   No  X_


Part  I  -  FINANCIAL  INFORMATION

ITEM  2.     FINANCIAL STATEMENTS

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                            (i) AS OF MARCH 31, 2003


                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES

                                  (A) CONTENTS




PAGE                 1        CONDENSED  CONSOLIDATED BALANCE SHEETS AS OF MARCH 31,  2003 (UNAUDITED) AND DECEMBER
                              31, 2002

PAGE                 2        CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS  AND OTHER  COMPREHENSIVE  INCOME
                              (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

PAGES                3        CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31,
                              2003 AND 2002 (UNAUDITED)

PAGES              4 - 5      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2003 (UNAUDITED)


                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                   (B) ASSETS
                                                                                   March 31, 2003        December 31, 2002
                                                                                    (Unaudited)
                                                                                 -------------------     -------------------
CURRENT ASSETS
 Cash                                                                         $              3,404    $             59,403
 Accounts receivable, net                                                                    2,521                   1,620
 Inventory                                                                                  62,189                  65,453
 Prepaid expense                                                                             1,798                  15,748
                                                                                 -------------------     -------------------
(1)      TOTAL CURRENT ASSETS                                                               69,912                 142,224
                                                                                 -------------------     -------------------
(2)
(3)      Property and equipment - net                                                       21,499                  22,661
                                                                                 -------------------     -------------------
(4) (5) OTHER ASSETS
(6)      INTANGIBLE ASSETS - NET                                                            94,159                  97,957
(7)      DEPOSITS                                                                            1,000                   1,000
                                                                                 -------------------     -------------------
(8)      TOTAL OTHER ASSETS                                                                 95,159                  98,957
                                                                                 -------------------     -------------------
(9)
(10)     TOTAL ASSETS                                                         $            186,570    $            263,842
                                                                                 ===================     ===================

(C) LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                        $            231,864    $            226,626
 Loan payable - officer                                                                      9,663                   9,663
 Notes payable                                                                             490,000                 550,000
                                                                                 -------------------     -------------------
     Total Current Liabilities                                                             731,527                 786,289
                                                                                 -------------------     -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.0001 par value, 20,000,000 shares authorized,
 420,000 issued and outstanding                                                                 42                      42
 Common stock, $.0001 par value, 100,000,000 shares authorized,
 28,369,607 and 20,912,617 issued and outstanding, respectively.                             2,837                   2,091
 Common stock to be issued (350,000 and 539,568 shares, respectively)                           35                      54
 Additional paid-in capital                                                              2,795,109               2,652,336
 Accumulated deficit                                                                    (3,259,635)             (3,035,354)
 Accumulated other comprehensive loss                                                       (6,636)                (12,657)
 Deferred equity based expense                                                             (76,709)               (128,959)
                                                                                 -------------------     -------------------

TOTAL STOCKHOLDERS' DEFICIENCY                                                            (544,957)               (522,447)
                                                                                 -------------------     -------------------

(1)      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $            186,570    $            263,842
                                                                                 ===================     ===================


 The accompanying notes are an integral part of the condensed consolidated financial statements.

                                        1

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)



                                                                             For The Three            For The Three
                                                                          Months Ended March       Months Ended March
                                                                               31, 2003                 31, 2002
                                                                          --------------------     --------------------

SALES, NET                                                             $              11,701    $                -

COST OF SALES                                                                          3,264                     -
                                                                          --------------------     --------------------

GROSS PROFIT                                                                           8,437                     -
                                                                          --------------------     --------------------

OPERATING EXPENSES
 Selling expenses                                                                     11,730                     -
 Consulting fees                                                                      94,750                   15,600
 Professional fees                                                                    13,012                   23,172
 Directors fees and compensation                                                      18,675                    5,500
 Other general and administrative                                                     27,301                    7,155
                                                                          --------------------     --------------------
      Total Operating Expenses                                                       165,468                   51,427
                                                                          --------------------     --------------------

LOSS FROM OPERATIONS                                                                (157,031)                 (51,427)

OTHER EXPENSES
Interest and financing costs                                                         (67,250)                    -
                                                                          --------------------     --------------------
      Total Other Expenses                                                           (67,250)                    -
                                                                          --------------------     --------------------

(2)      NET LOSS                                                                   (224,281)                 (51,427)

OTHER COMPREHENSIVE INCOME
 Foreign currency translation gain                                                     6,021                    1,705
                                                                          --------------------     --------------------

COMPREHENSIVE LOSS                                                     $            (218,260)   $             (49,722)
------------------
                                                                          ====================     ====================

NET LOSS PER SHARE - BASIC AND DILUTED                                 $                (.01)   $                (.01)
                                                                          ====================     ====================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE
PERIOD - BASIC AND DILUTED                                                        24,017,251               16,468,803
                                                                          ====================     ====================

 The accompanying notes are an integral part of the condensed consolidated financial statements.
                                        2

                   (i) TORBAY HOLDINGS, INC. AND SUBSIDIARIES

               (A) CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                (B) (UNAUDITED)

                                      (ii)



                                                                                  For The Three            For The Three
                                                                               Months Ended March       Months Ended March
                                                                                    31, 2003                 31, 2002
                                                                               --------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                   $            (224,281)   $             (51,427)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                             4,960                       18
  Common stock and warrants issued for services                                            83,500                   23,100
  Deferred financing costs recognized                                                      52,250                   12,500
 (Increase) decrease in:
  Inventory                                                                                 3,264                     -
  Accounts receivable                                                                        (901)                    -
  Prepaid expenses                                                                         13,950                     -
 Increase (decrease) in:
  Accounts payable and accrued expenses                                                     5,238                     (687)
                                                                               --------------------     --------------------
       Net Cash Used In Operating Activities                                              (62,020)                 (16,496)
                                                                               --------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments under capital leases                                                               -                      (4,704)
 Short-term loans                                                                            -                         (63)
 Proceeds from loan payable-officer                                                          -                       20,325
                                                                               --------------------     --------------------
       Net Cash Provided By Financing Activities                                             -                      15,558
                                                                               --------------------     --------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                     6,021                    1,258
                                                                               --------------------     --------------------

INCREASE (DECREASE) IN CASH                                                               (55,999)                     320

CASH - BEGINNING OF PERIOD                                                  $              59,403    $                  45
                                                                               --------------------     --------------------

CASH - END OF PERIOD                                                        $               3,404    $                 365
--------------------
                                                                               ====================     ====================


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 2003, a portion of the notes payable in the amount of $60,000 was converted into 5,666,422 shares of common stock.

NOTE 1   BASIS OF PRESENTATION

     The accompanying condensed financial statements include the accounts of Torbay Holdings, Inc. and its wholly owned subsidiaries, Designer Appliances Limited and Designer Appliances, Inc. (collectively the "Company"). These statements have been prepared in accordance with

 The accompanying notes are an integral part of the condensed consolidated financial statements.
                                        3

                   (i) TORBAY HOLDINGS, INC. AND SUBSIDIARIES

               (A) CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                (B) (UNAUDITED)

                                      (ii)

     accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The accompanying condensed consolidated financial statements and the information included the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2002.

NOTE 2   STOCKHOLDERS' DEFICIENCY

     COMMON STOCK

     On February 5, 2003, the Company entered into a two-month non-exclusive agreement with a consultant to provide strategic planning services. The agreement called for the consultant to receive up to 2,000,000 shares whereby 1,251,000 shares of S-8 registered shares were issued upon the effective date of the agreement for the initial period. This agreement expired on April 4, 2003 and has not been extended. The 1,251,000 shares were issued on February 5, 2003 and valued for financial accounting purposes at $62,500, the fair market value of the common stock on the effective date of the agreement based on concurrent cash offerings.

     During the three months ended March 31, 2003, a portion of the notes payable in the amount of $60,000 was converted into 5,666,422 shares of common stock.

     On February 6, 2003, the Company entered into a one-year non-exclusive agreement with a consultant to provide strategic planning services. The agreement calls for the consultant to receive 250,000 shares of restricted common stock upon the effective date of the agreement for the initial period. The 250,000 shares were valued for financial accounting purposes at $15,000, the fair market value of the common stock on the effective date of the agreement based on concurrent cash offerings, and are to be issued as of March 31, 2003. The consultant is entitled to an additional 500,000 shares upon the consultant's identifying and introducing and the Company closing on agreements with European community contacts.

     On February 7, 2003, the Company entered into an agreement whereby the Company received the exclusive license of software named NIB Version 1.0, which automatically actuates contextual menus in computer programs without the need to use or click a computer mouse button. In consideration, the Company has agreed to issue 100,000 shares of common stock valued for financial accounting purposes at $6,000, the fair market value of the common stock on the effective date of the agreement based on concurrent cash offerings. The shares are to be issued as of March 31, 2003. Also, the Company is required to pay royalty payments to the consultant at a rate of $3 per copy of the software that is distributed in any manner. The minimum royalties are $500 for the second quarter of 2003, $1,000 for the third quarter for 2003, $2,000 for the fourth quarter of 2003 and $3,000 per quarter thereafter. The term of the agreement is perpetual provided the Company continues to pay the royalty payments within 120 days after the end of each quarter and abides by the other terms of the agreement.

 The accompanying notes are an integral part of the condensed consolidated financial statements.
                                        4

                   (i) TORBAY HOLDINGS, INC. AND SUBSIDIARIES

               (A) CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                (B) (UNAUDITED)

                                      (ii)

NOTE 3   GOING CONCERN

     As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $224,281, a negative cash flow from operations of $62,020, a working capital deficiency of $661,615 and a stockholders' deficiency of $544,957. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Management's plans include obtaining additional financing for which they are currently in active negotiations with several financing institutions and increasing sales of the Quill computer mouse.

NOTE 4   SUBSEQUENT EVENTS

     As of May 18, 2003, a portion of the notes payable in the amount of $70,000 was converted into 8,916,952 shares of common stock.

     During April 2003, the Company issued 1,000,000 common shares having a fair value of approximately $5,000 for legal services rendered during April 2003.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     Certain information contained in this Annual Report are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). Factors set forth that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Annual Report. In addition to statements, that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other

 The accompanying notes are an integral part of the condensed consolidated financial statements.

                   (i) TORBAY HOLDINGS, INC. AND SUBSIDIARIES

               (A) CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                (B) (UNAUDITED)

                                      (ii)

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

OVERVIEW

     Torbay Holdings is a development stage company created to act as a holding company for late-stage developmental, or early-stage commercial, companies with opportunities in niche markets. Torbay Holdings currently owns two subsidiaries, Designer Appliances Ltd. ("Designer Appliances") and Designer Appliances, Inc. ("DAI") (a Delaware corporation). Torbay Holdings has acquired intellectual property rights including a world wide patent application for a computer mouse (known as the "QUILL") that is thought to be beneficial to computer mice users with regards to the area of treatment and prevention of repetitive strain injury.

            The Company intends to market and sell only products that are designed to attract a premium, upscale market. Management believes that it has identified several products, including the Quill, of an under exploited opportunity in the computer, household and domestic appliances markets. Because of the Company's precarious financial condition and limited capital resources, it is currently limiting its operations to the production and sale of the Quill Mouse and related software.

     The Company acquired the rights to the Quill in July 2001 from two individuals who held the intellectual property rights, software and know-how to the product. Under the terms of the agreement, the Company acquired all of the sellers' rights, title and interest in the QUILL in exchange for 220,000 Series 1 Convertible Preferred Shares. These shares will be convertible 1:10 into 2,200,000 shares of common stock upon the QUILL generating $1,000,000 net profit after tax averaged over four fiscal quarters within five years from the signing of the agreement. However, if the $1,000,000 net profit requirement is not met within five years from the signing of the agreement, then these preferred shares will convert 1:1 into 220,000 shares of common stock. Since the $1,000,000 net profit requirement is a contingency, the convertible preferred shares were valued based on the 1:1 conversion ratio using the value of recent cash sales of the common stock at $.10 per share, for a total fair value of $22,000. The preferred shares were issued on April 22, 2002.

     The agreement also calls for the issuance of an additional 200,000 shares of Series 1 Convertible Preferred Stock upon the Company receiving an approval for the patent rights to the QUILL. Such patent rights were granted in January 2002 and the 200,000 preferred shares were issued on April 22, 2002.


RESULTS  OF  OPERATIONS  FOR  THE NINE  MONTHS  ENDED MARCH 31, 2003 AND 2002

     The Company incurred a comprehensive net loss of $218,260 for the three months ended March 31, 2003 compared to $49,722 for the three months ended March 31, 2002. The increase in net loss reflects the increase in operating expenses and consulting fees over the prior period and is primarily attributable to the cost associated with the commencement of marketing of the QUILL computer mouse.

 The accompanying notes are an integral part of the condensed consolidated financial statements.
                                        6

                   (i) TORBAY HOLDINGS, INC. AND SUBSIDIARIES

               (A) CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                (B) (UNAUDITED)

                                      (ii)

     The Company generated revenues of $11,701 for the three months ended March 31, 2003 compared with no revenue for the same period of 2002. All of these revenues resulted from the commencement of the Company's sales of the QUILL.

     The Company' selling, general and administrative expenses increased $114,041 to $165,468 for the three months ended March 31, 2003 from $51,427 for the three months ended March 31, 2002. This change was primarily due to increased costs, including consulting fees, associated with the commencement of marketing of the QUILL.

LIQUIDITY AND CAPITAL RESOURCES

     The Company, including its subsidiary Designer Appliances Limited, has incurred start-up costs, including administrative costs and research and development costs, while realizing virtually no operating revenue. To date, the Company has funded operations primarily from the proceeds of sales of its securities and from loans. Since inception, the Company has received an aggregate of $803,848 from the sale of its securities and $174,985 from loan proceeds. Designer Appliances Limited issued promissory notes in an aggregate amount of $161,650 for the cost of purchasing the intellectual property rights to its products, which were repaid in full from subscription proceeds in 1999.

     The Company has had only minimal sales and revenue through March 31, 2003. Since inception, the Company and its subsidiary Designer Appliances Limited have focused on organizational activities and research and development of the Company' products and the development of marketing strategies. At the end of 2002, the Company commenced production and shipment of its Quill mouse product. Management estimates that it would require between $6.5 million and $18.2 million over the next two years to support manufacturing and marketing operations of all the products in its IPR portfolio. The company will consequently maintain a focus on developing sales of its Quill Mouse products and to this has introduced further two new products: Nib software, which performs a high percentage of computer mouse clicks for the users and subject to its effective utilization, and the Quill Well Mouse mat. Revenues generated by sales of the QUILL where possible will be used to further develop QUILL sales until a cash flow positive and profit positive position can be established at sustainable levels so allowing for access to bank credit instruments, thereby reducing the extent of external financing required. The estimated cash flow needs at current operational levels and in the absence of sales is approximately $500,000. There are no planned acquisitions of additional subsidiaries during the next 12-month period.


Recent Financing

     The Company entered into a Securities Purchase Agreement on May 15, 2002, with several institutional investors (the "Investors") for the sale of the Company's 12% secured convertible debentures in the principal amount of $250,000 and the Company also issued warrants to purchase an aggregate of up to 750,000 shares of the Company's common stock. The terms of the convertible debentures provide for full payment on or before November 14, 2003, with interest of 12% per annum. The debentures may be converted at any time at the lesser of (i) $.05 or (ii) the average of the lowest three (3) trading prices during the 20 trading days immediately prior to the date the conversion notice is sent, divided by two. The warrants entitle each investor to purchase shares of the Company's common stock at a price equal to $.05 per share.

                   (i) TORBAY HOLDINGS, INC. AND SUBSIDIARIES

               (A) CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                (B) (UNAUDITED)

                                      (ii)

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

     Under the terms of the debentures and the related warrants, the debentures are convertible and the warrants are exercisable by the holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of debentures or unexercised portions of the warrants) would not exceed 4.9% of the then outstanding common stock as determined in accordance with Section 13(d) of the Exchange Act. This limitation may be waived by the investors upon 61 days notice to the Company. As a result of conversions effected through March 31, 2003, the Company has issued shares to the debenture holders that exceed such 4.9% limitation.

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

     On December 10, 2002 the Company received the final funding tranche under the Securities Purchase Agreement, the gross amount received totaling of $500,000, before expenses, and issued the balance of all debentures and warrants provided for under this agreement.

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

     The Company's ability to continue its operations is dependent upon its receiving additional capital financing. The Company may raise capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. The Company's financial statements raise substantial doubt about its ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet its working capital needs.

 The accompanying notes are an integral part of the condensed consolidated financial statements.
                                        7

                   (i) TORBAY HOLDINGS, INC. AND SUBSIDIARIES

               (A) CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                (B) (UNAUDITED)

                                      (ii)

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

     The Company is not currently party to any litigation.

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


ITEM 3.  CONTROLS AND PROCEDURES

 The accompanying notes are an integral part of the condensed consolidated financial statements.
                                        8

                   (i) TORBAY HOLDINGS, INC. AND SUBSIDIARIES

               (A) CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                (B) (UNAUDITED)

                                      (ii)

Management continuously evaluates our internal controls and procedures and believes that such controls and procedures are effective. There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.


ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM  5.     OTHER  INFORMATION

Subsequent Events

An agreement for additional financing of an amount up to $250,000 was entered into after the reporting period with the investors who purchased debentures under the Securities Purchase Agreement referred to in Management's Discussion and Analysis. The terms of the new agreement were similar to the terms of the Securities Purchase Agreement and such terms will be more fully detailed in the Company's next Form 10-Q filing. This agreement included a 6 month extension of the maturity date of the debentures issued under the Securities Purchase Agreement, delaying the date for repayment of such debentures from May 14, 2003 to November 14, 2003. Under this new agreement the Company can draw down another $25,000 per month up to a $250,000 maximum aggregate amount, in order to service any necessary deficits in cash flow. This agreement is subject to cancellation on 30 days notice by the Company whereupon the investors would be entitled to exercise certain registrations rights in the event that the a cash settlement is not made by the Company.

ITEM  6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

             None

     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K for the first quarter of fiscal 2003.

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORBAY  HOLDINGS,  INC.

By:   ____________________________
     William  Thomas  Large
     President  and  Chief  Executive  Officer
    (Principal  Executive  Officer  and  Principal  Accounting  Officer)
     Date:  May   , 2003


 The accompanying notes are an integral part of the condensed consolidated financial statements.
                                        9

                   (i) TORBAY HOLDINGS, INC. AND SUBSIDIARIES

               (A) CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                (B) (UNAUDITED)

                                      (ii)

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Torbay Holdings, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Chief Executive Officer and Chief Financial Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: __________________________
    William  Thomas  Large
    President  and  Chief  Executive  Officer
    (Principal  Executive  Officer  and  Principal  Accounting  Officer)

Dated: May   , 2003



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

 The accompanying notes are an integral part of the condensed consolidated financial statements.
                                       11

                   (i) TORBAY HOLDINGS, INC. AND SUBSIDIARIES

               (A) CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                (B) (UNAUDITED)

                                      (ii)

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


By: ____________________________

    William  Thomas  Large
    President  and  Chief  Executive  Officer
    (Principal  Executive  Officer  and  Principal  Accounting  Officer)

    Dated: May  , 2003

 The accompanying notes are an integral part of the condensed consolidated financial statements.
                                       12