Form 10QSB
period 2003-06-30
TORBAY HOLDINGS INC
filed 2003-08-20
CIK 1078724

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                 For the quarterly period amended June 30, 2003

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

Yes X    No __
    --

The Company had 52,551,113 shares of common stock outstanding as of August 18, 2003.

Transitional Small Business Disclosure Format (check one):

Yes __ No X
          --

                         Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                               TORBAY HOLDINGS, INC.
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003






                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES



                                    CONTENTS


PAGE                1        CONDENSED  CONSOLIDATED  BALANCE SHEETS AS OF JUNE 30, 2003  (UNAUDITED)  AND DECEMBER
                             31, 2002

PAGE                2        CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
                             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)

PAGE                3        CONDENSED  CONSOLIDATED  STATEMENTS  OF CASH FLOWS FOR THE SIX  MONTHS  ENDED JUNE 30,
                             2003 AND 2002

PAGES             4 - 7      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2003 (UNAUDITED)




                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                    --------
                                                                                         June 30, 2003         December 31, 2002
                                                                                          (Unaudited)
                                                                                       -------------------     -------------------
CURRENT ASSETS
 Cash                                                                               $             13,905    $             59,403
 Accounts receivable, net                                                                           -                      1,620
 Inventory                                                                                        55,228                  65,453
 Prepaid expense                                                                                  20,000                  15,748
                                                                                       -------------------     -------------------
     Total Current Assets                                                                         89,133                 142,224
                                                                                       -------------------     -------------------

Property and equipment - net                                                                      20,337                  22,661
                                                                                       -------------------     -------------------

OTHER ASSETS
 Intangible assets - net                                                                          98,011                  97,957
 Deposits                                                                                          1,000                   1,000
                                                                                       -------------------     -------------------
     Total Other Assets                                                                           99,011                  98,957
                                                                                       -------------------     -------------------

TOTAL ASSETS                                                                        $            208,481    $            263,842
------------                                                                            ===================     ===================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses                                              $            258,192    $            226,626
 Loan payable - officer                                                                            9,663                   9,663
 Notes payable                                                                                   481,750                 550,000
                                                                                       -------------------     -------------------
     Total Current Liabilities                                                                   749,605                 786,289
                                                                                       -------------------     -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.0001 par value, 20,000,000 shares authorized, 420,000 issued and
  outstanding                                                                                         42                      42
 Common stock, $.0001 par value, 100,000,000 shares authorized, 45,809,542 and
  20,912,617 issued and outstanding, respectively.                                                 4,581                   2,091
 Common stock to be issued (3,000,000 and 539,568 shares, respectively)                              300                      54
 Additional paid-in capital                                                                    2,960,950               2,652,336
 Accumulated deficit                                                                          (3,386,238)             (3,035,354)
 Accumulated other comprehensive loss                                                            (11,825)                (12,657)
 Deferred equity based expense                                                                  (108,934)               (128,959)
                                                                                       -------------------     -------------------

TOTAL STOCKHOLDERS' DEFICIENCY                                                                  (541,124)               (522,447)
                                                                                       -------------------     -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                      $            208,481    $            263,842
----------------------------------------------                                         ===================     ===================


     See accompanying notes to condensed consolidated financial statements.
                                        1




                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)



                                                    For the Three      For the Three           For the Six         For the Six
                                                    Months Ended        Months Ended           Months Ended       Months Ended
                                                    June 30, 2003      June 30, 2002         June  30, 2003       June  30, 2002
                                                 --------------    -------------------    -------------------    ------------------

SALES, NET                                     $       31,926   $               -      $             43,627   $               -

COST OF SALES                                           5,316                   -                     8,580                   -
                                                 --------------    -------------------    -------------------    ------------------
GROSS PROFIT                                           26,610                   -                    35,047                   -
                                                 --------------    -------------------    -------------------    ------------------

OPERATING EXPENSES
 Selling expenses                                      17,958                   -                    29,688                      -
 Consulting fees                                        6,000                 69,750                100,750                 85,350
 Professional fees                                     31,282                 88,555                 44,294                111,727
 Directors fees and compensation                       13,756                 26,000                 32,431                 31,500
 Other general and administrative                      25,242                 61,653                 52,543                 68,808
                                                 --------------    -------------------    -------------------    ------------------
       Total Operating Expenses                        94,238                245,958                259,706                297,385
                                                 --------------    -------------------    -------------------    ------------------

LOSS FROM OPERATIONS                                  (67,628)              (245,958)              (224,659)              (297,385)

OTHER EXPENSES
 Interest and financing costs                          58,975                267,625                126,225                267,625
                                                 --------------    -------------------    -------------------    ------------------
       Total Other Expenses                            58,975                267,625                126,225                267,625
                                                 --------------    -------------------    -------------------    ------------------

NET LOSS                                             (126,603)              (513,583)              (350,884)              (565,010)

OTHER COMPREHENSIVE INCOME/(LOSS)
 Foreign currency translation gains/(losses)           (5,189)                (8,096)                   832                 (6,391)
                                                 --------------    -------------------    -------------------    ------------------

COMPREHENSIVE LOSS                             $     (131,792)  $           (521,679)  $           (350,052)  $           (571,401)
------------------
                                                 ==============    ===================    ===================    ==================

Net loss per common share - basic and diluted  $         -      $              (0.03)  $              (0.01)  $              (0.03)
                                                 ==============    ===================    ===================   ===================

Weighted average number of common shares
 outstanding - basic and diluted                   39,951,962             18,692,939             32,028,625             17,640,043
                                                 ==============    ===================    ===================   ===================


     See accompanying notes to condensed consolidated financial statements.
                                        2


                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 For The Six        For the Six
                                                                                                 Months Months      Months Ended
                                                                                                 June 30, 2003     June 30, 2002
                                                                                                ---------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                    $       (350,884)   $     (565,010)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                                         9,920               (56)
  Common stock and warrants issued for services                                                        99,500            50,100
  Deferred financing costs recognized                                                                  98,125            13,875
  (Increase) decrease in:
  Inventory                                                                                            10,225
  Accounts receivable                                                                                   1,620
  Prepaid expenses                                                                                     (4,252)              893
  Deferred consulting                                                                                    -               25,000
  Beneficial conversion feature on convertible debt                                                      -              250,000
  Increase (decrease) in:
  Accounts payable and accrued expenses                                                                31,566             9,471
                                                                                                                   --------------
                                                                                                ---------------
       Net Cash Used In Operating Activities                                                         (104,180)         (215,727)
                                                                                                ---------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                                                    (7,650)          (17,583)
                                                                                                ---------------
                                                                                                                   --------------
       Net Cash Used In Investing Activities                                                           (7,650)          (17,583)
                                                                                                ---------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Obligations (payments) under capital leases                                                             -              (14,351)
 Proceeds from issuance of common stock                                                                 7,000             5,000
 Short-term loans                                                                                        -                  203
 Subscriptions receivable                                                                                -               40,000
 Proceeds from loans payable stockholders                                                                -               20,325
 Proceeds from issuance of notes and loans payable                                                     58,500           250,000
                                                                                                ---------------    --------------

       Net Cash Provided By Financing Activities                                                       65,500           301,177
                                                                                                ---------------    --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                   832            (6,391)
                                                                                                ---------------    --------------

INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                                     (45,498)           61,476

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                              $         59,403    $           45
                                                                                                ---------------    --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                    $         13,905    $       61,521
-----------------------------------------
                                                                                                ===============    ==============

Cash paid during the period for:
  Interest                                                                                   $           -       $         -
                                                                                                ===============    ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the six month period ended June 30, 2003, a portion of the notes payable in the amount of $126,750 was converted into 21,173,024 shares of common stock.


     See accompanying notes to condensed consolidated financial statements.
                                        3

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)



NOTE 1   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     (A) Basis of Presentation

     The accompanying condensed financial statements include the accounts of Torbay Holdings, Inc. and its wholly owned subsidiaries, Designer Appliances Limited and Designer Appliances, Inc. (collectively, the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The accompanying condensed consolidated financial statements and the information included the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2002.

     (B) Recent Accounting Pronouncements

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

     SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)

     purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

     Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

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

     During the six months ended March 31, 2003, a portion of the notes payable in the amount of $126,750 was converted into 21,173,024 shares of common stock.

     On February 6, 2003, the Company entered into a one-year non-exclusive agreement with a consultant to provide strategic planning services. The agreement calls for the consultant to receive 250,000 shares of restricted common stock upon the effective date of the agreement for the initial period. The 250,000 shares were valued for financial accounting purposes at $15,000, the fair market value of the common stock on the effective date of the agreement based on concurrent cash offerings, and were issued in the second quarter. The consultant is entitled to an additional 500,000 shares upon the consultant's identifying and introducing and the Company closing on agreements with European community contacts.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)

     On February 7, 2003, the Company entered into an agreement whereby the Company received the exclusive license of software named NIB Version 1.0, which automatically actuates contextual menus in computer programs without the need to use or click a computer mouse button. In consideration, the Company has agreed to issue 100,000 shares of common stock valued for financial accounting purposes at $6,000, the fair market value of the common stock on the effective date of the agreement based on concurrent cash offerings. The shares were issued in the second quarter. Also, the Company is required to pay royalty payments to the consultant at a rate of $3 per copy of the software that is distributed in any manner. The minimum royalties are $500 for the second quarter of 2003, $1,000 for the third quarter for 2003, $2,000 for the fourth quarter of 2003 and $3,000 per quarter thereafter. The term of the agreement is perpetual provided the Company continues to pay the royalty payments within 120 days after the end of each quarter and abides by the other terms of the agreement.

     On April 21, 2003, the Company entered into an agreement with a consultant whereby the consultant is to analyze and provide advice and introductions as to both short and long-term strategic business plans, business development, marketing and communications. In consideration, the Company has agreed to issue 3,000,000 shares of common stock valued for financial accounting purposes at $24,000, the fair market value of the common stock on the effective date of the agreement based on concurrent cash offerings. The chief executive officer has made available 3,000,000 shares of his common stock to be transferred to the consultant. These shares are to be repaid to him, and are reflected as to be issued at June 30, 2003.

     During April 2003, the Company issued 1,000,000 shares of common stock, valued for financial accounting purposes at $10,000, the fair market value of the common stock, as consideration for legal services.

     During June 2003, the Company issued 583,333 shares of restricted common stock for cash proceeds of $7,000.

NOTE 3   GOING CONCERN

     As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $350,884, a negative cash flow from operations of $104,180, a working capital deficiency of $660,472 and a stockholders' deficiency of $541,124. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)


     Management's plans include obtaining additional financing for which they are currently in active negotiations with several financing institutions and increasing sales of the Quill computer mouse.

NOTE 4   NOTES PAYABLE

     During the second quarter of 2003, the Company received $58,500 pursuant to a debenture offering. The debentures contained similar terms to those issued during 2002. They are convertible at a 50% discount to fair market value and are due in one year. As a result of the conversion provision, the Company has recorded a beneficial conversion feature of $58,500, which is being amortized over the term on the note. Additionally, the Company issued 117,000 common stock purchase warrants. The warrants are exercisable at $0.03 per share for a period of five years. These warrants have been valued at $1,600 and this amount is being amortized over the term of the note.

     Certain of the Company's notes came due during the second quarter of 2003. The Company has received a six-month extension on these notes, pursuant to the placement of the additional debentures described above.

NOTE 5   COMMITMENTS AND CONTINGENCIES

     During April 2003, the Company entered into agreement through which the Company is to receive a media package, which will include broadcast productions as well as print media placements. The total consideration to be paid is $150,000, of which $29,950 will be paid in cash and the balance in common stock. As of June 30, $20,000 has been paid. Production has not been completed and this amount is reflected as prepaid at June 30, 2003.

NOTE 6   SUBSEQUENT EVENTS

     Subsequent to June 30, 2003 a portion of the notes payable in the amount of $30,100 was converted into 5,258,817 shares of common stock.

     During July 2003, the Company received additional funding pursuant to convertible debentures of $140,000 (net of $96,500 after finance costs and professional fees).

     On July 16, 2003, the Company entered into a distribution agreement with a publishing company that will distribute the Company's products in Japan and also to the Pacific Rim.

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

The agreement also called for the issuance of an additional 200,000 shares of Series 1 Convertible Preferred Stock upon the Company receiving an approval for the patent rights to the QUILL. Such patent rights were granted in January 2002 and the 200,000 preferred shares were issued on April 22, 2002.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

The Company incurred a comprehensive loss of $131,792 and $350,052 for the three and six months ended June 30, 2003, respectively, compared to $521,679 and $571,401 for the three and six months ended June 30, 2002, respectively. The decrease in comprehensive net loss reflects a slight reduction in the professional costs associated with financing and the commencement of revenues of Quill Mouse and related products.

The Company generated revenues of $31,926 and $43,627 for the three and six months ended June 30, 2003, respectively, compared to no revenue for the same period of 2002. All of these revenues resulted from the commencement of the Company's sales of the QUILL.

The Company incurred operating expenses of $94,238 and $259,706 for the three and six months ended June 30, 2003, respectively, compared to operating expenses of $245,958 and $297,385 for the three and six months ended June 30, 2002, respectively. This decrease in operating expenses for both the three and six months ended June 30, 2003 was primarily due to refocusing expenditures on U.S. product marketing activities and the reduction of expenses incurred outside of these activities.

LIQUIDITY AND CAPITAL RESOURCES

The Company, including its subsidiary Designer Appliances Limited, has incurred start-up costs, including administrative costs and research and development costs, while realizing limited operating revenue. To date, the Company has funded operations primarily from the proceeds of sales of its securities and from loans. Since inception, the Company has received an aggregate of $903,648 from the sale of its securities and $808,924 from loan proceeds. Designer Appliances Limited issued promissory notes in an aggregate amount of $161,650 for the cost of purchasing the intellectual property rights to its products, which were repaid in full from subscription proceeds in 1999.

The Company has had only minimal, though increasing, sales and revenue through June 30, 2003 through indirect marketing programs, primarily via its web site, as it develops recognition for its products and the knowledge of its brand amongst the professional ergonomic industry. Since inception, the Company including its subsidiary Designer Appliances Limited have focused on organizational activities and research and development of the Company' products and the development of marketing strategies. At the end of 2002, the Company commenced production and shipment of its Quill mouse product. Management estimates that it would require between $6.5 million and $18.2 million over the next two years to support manufacturing and marketing operations of all the products in its IPR portfolio. The Company will consequently maintain a focus on developing sales of its Quill Mouse products and, to this end, has introduced two new products:

     o Nib software, which performs a high percentage of computer mouse clicks for the users and subject to its effective utilization; and

     o    the Quill Well Mouse mat.

In addition, the Company has entered into co-marketing agreement with Balance Systems, Inc., maker of the Flextend Orthotic Exercise Glove, to produce a hybrid product offering called the Carpal Management System.

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

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on April 16, 2003 for the sale of (i) $250,000 in convertible debentures and (ii) warrants to buy 500,000 shares of our common stock. The investors have provided us with an aggregate of $250,000 as follows:

o        $50,000 was disbursed on April 16, 2003;

o        $25,000 was disbursed on May 13, 2003;

o        $35,000 was disbursed on June 20, 2003; and

o        $140,000 was disbursed on July 18, 2003.

Accordingly, we have received a total of $250,000 pursuant to the Securities Purchase Agreement.

The debentures bear interest at 12%, mature on one year from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $0.05 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. Accordingly, there is in fact no limit on the number of shares into which the debentures may be converted. Except as otherwise noted, the investors were accredited investors and transfer was restricted by Torbay in accordance with the requirements of the Securities Act of 1933. In addition the investors were provided with access to our Securities and Exchange Commission filings. As of June 30, 2003, $126,750 of convertible debt has been converted into 21,173,024 shares of common stock.

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

                           Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not aware of any currently pending legal proceeding or that a governmental authority is contemplating any commencing a proceeding.

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

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on April 16, 2003 for the sale of (i) $250,000 in convertible debentures and (ii) warrants to buy 500,000 shares of our common stock. The investors have provided us with an aggregate of $250,000 as follows:

o        $50,000 was disbursed on April 16, 2003;

o        $25,000 was disbursed on May 13, 2003;

o        $35,000 was disbursed on June 20, 2003; and

o        $140,000 was disbursed on July 18, 2003.

Accordingly, we have received a total of $250,000 pursuant to the Securities Purchase Agreement.

The debentures bear interest at 12%, mature on one year from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $0.05 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. Accordingly, there is in fact no limit on the number of shares into which the debentures may be converted. Except as otherwise noted, the investors were accredited investors and transfer was restricted by Torbay in accordance with the requirements of the Securities Act of 1933. In addition the investors were provided with access to our Securities and Exchange Commission filings.

In addition, in April 2003, the Company issued 1,000,000 shares of common stock to one individual in consideration for legal services provided valued for financial accounting purposes at $10,000.

In June 2003, the Company sold 583,333 shares of common stock to one individual in consideration for gross proceeds in the amount of $7,000.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and principal financial officer, or PFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and PFO, concluded that our disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in our internal control over financial reporting in the second quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

          31.1 Certification of the Chief Executive Officer and Principal Financial Officer of Torbay Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of the Chief Executive Officer and Principal Financial Officer of Torbay Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K for the second quarter of fiscal 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORBAY HOLDINGS, INC.

By: William Thomas Large
--------------------------
Name:  William Thomas Large
Title: President  and  Chief  Executive  Officer
      (Principal  Executive  Officer  and  Principal  Accounting  Officer)


Date: August 19, 2003