Form 10QSB/A
period 2003-06-30
TORBAY HOLDINGS INC
filed 2003-10-10
CIK 1078724

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

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

Yes [ ] No [X]

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

PAGE      3        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'  DEFICIENCY FOR THE SIX MONTHS ENDED
                   JUNE 30, 2003 (UNAUDITED)

PAGE      4        CONDENSED  CONSOLIDATED  STATEMENTS  OF CASH FLOWS FOR THE SIX  MONTHS  ENDED JUNE 30,
                   2003 AND 2002

PAGES   5 - 10     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2003 (UNAUDITED)

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                   ASSETS
                                                                                        June 30, 2003      December 31,
                                                                                         (Unaudited)           2002
                                                                                         -----------       -----------
CURRENT ASSETS
Cash                                                                                     $    13,905       $    59,403
Accounts receivable, net                                                                          --             1,620
Inventory                                                                                     55,228            65,453
Prepaid expense                                                                                   --            15,748
                                                                                         -----------       -----------
Total Current Assets                                                                          69,133           142,224
                                                                                         -----------       -----------

Property and equipment - net                                                                  20,337            22,661
                                                                                         -----------       -----------

OTHER ASSETS
Intangible assets - net                                                                       98,011            97,957
Deposits                                                                                       1,000             1,000
                                                                                         -----------       -----------
Total Other Assets                                                                            99,011            98,957
                                                                                         -----------       -----------

TOTAL ASSETS                                                                             $   188,481       $   263,842
                                                                                                           -----------
                                                                                         ===========       ===========

                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                                    $   278,992       $   226,626
Loan payable - officer                                                                         9,663             9,663
Notes payable                                                                                533,250           550,000
                                                                                         -----------       -----------
Total Current Liabilities                                                                    821,905           786,289
                                                                                         -----------       -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.0001 par value, 20,000,000 shares authorized, 420,000 issued and
outstanding                                                                                       42                42
Common stock, $.0001 par value, 100,000,000 shares authorized, 45,809,542 and
20,912,617 issued and outstanding, respectively                                                4,581             2,091
Common stock to be issued (3,500,000 and 539,568 shares, respectively)                           350                54
Additional paid-in capital                                                                 3,022,300         2,652,336
Accumulated deficit                                                                       (3,485,138)       (3,035,354)
Accumulated other comprehensive loss                                                         (11,825)          (12,657)
Deferred equity based expenses                                                              (163,734)         (128,959)
                                                                                         -----------       -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                                              (633,424)         (522,447)
                                                                                         -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                           $   188,481       $   263,842
                                                                                         ===========       ===========


See accompanying notes to condensed  consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)



                                                  For the Three       For the Three        For the Six       For the Six
                                                  Months Ended      Months Ended June   Months Ended June  Months Ended June
                                                  June 30, 2003         30, 2002            30, 2003          30, 2002
                                                   ------------       ------------       ------------       ------------
SALES, NET                                         $     31,926       $         --       $     43,627       $         --

COST OF SALES                                             5,316                 --              8,580                 --
                                                   ------------       ------------       ------------       ------------

GROSS PROFIT                                             26,610                 --             35,047                 --
                                                   ------------       ------------       ------------       ------------

OPERATING EXPENSES
Selling expenses                                         47,958                 --             59,688                 --
Consulting fees                                           6,000             69,750            100,750             85,350
Professional fees                                        77,282             88,555             90,294            111,727
Directors fees and compensation                          13,756             26,000             32,431             31,500
Other general and administrative                         25,242             61,653             52,543             68,808
                                                   ------------       ------------       ------------       ------------
Total Operating Expenses                                170,238            245,958            335,706            297,385
                                                   ------------       ------------       ------------       ------------

LOSS FROM OPERATIONS                                   (143,628)          (245,958)          (300,659)          (297,385)

OTHER EXPENSES
Interest and financing costs                             81,875            267,625            149,125            267,625
                                                   ------------       ------------       ------------       ------------
Total Other Expenses                                     81,875            267,625            149,125            267,625
                                                   ------------       ------------       ------------       ------------

NET LOSS                                               (225,503)          (513,583)          (449,784)          (565,010)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation gains/(losses)              (5,189)            (8,096)               832             (6,391)
                                                   ------------       ------------       ------------       ------------

COMPREHENSIVE LOSS                                 $   (230,692)      $   (521,679)      $   (448,952)      $   (571,401)
                                                   ============       ============       ============       ============

Net loss per common share - basic and diluted      $      (0.01)      $      (0.03)      $      (0.01)      $      (0.03)
                                                   ============       ============       ============       ============

Weighted average number of common shares
outstanding - basic and diluted                      39,951,962         18,692,939         32,028,625         17,640,043
                                                   ============       ============       ============       ============


See accompanying notes to condensed  consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)




                                                                                    Common Stock To Be     Additional
                                     Preferred Stock              Common Stock             Issued            Paid-In
                                    Shares     Amount       Shares      Amount      Shares       Amount      Capital
                                 ----------- ----------- ----------- ----------- -----------  -----------  -----------
Balance, December 31, 2002           420,000 $        42  20,912,617 $     2,091     539,568  $        54  $ 2,652,336
Common shares issued                      --          --     539,568          54    (539,568)         (54)          --
Issuance of common stock
 for professional services                --          --   1,251,000         125          --           --       62,375
Stock issued for consulting
 services                                 --          --     350,000          35          --           --       20,965
Issuance of common stock
 for notes payable                        --          --  21,173,024       2,118          --           --      124,632
Shares issued for legal
 services                                 --          --   1,000,000         100          --           --        9,900
Shares issued for option
 exercised for cash                       --          --     583,333          58          --           --        6,942
Shares to be issued for
 consulting and advertising
 services                                 --          --          --          --   3,500,000          350       32,150
Deferred financing expense
 incurred                                 --          --          --          --          --           --      113,000
Amortization of deferred
financing expense                         --          --          --          --          --           --           --
Foreign currency
translation gain                          --          --          --          --          --           --           --
Net loss, 2003                            --          --          --          --          --           --           --
                                 ----------- ----------- ----------- ----------- -----------  -----------  -----------
Balance, June 30, 2003               420,000 $        42  45,809,542 $     4,581   3,500,000  $       350  $ 3,022,300
                                 =========== =========== =========== =========== ===========  ===========  ===========


                                   Deficit
                                  Accumulated   Accumulated  Deferred
                                    During        Other       Equity
                                  Development Comprehensive    Based
                                     Stage    Income (Loss)  Expenses      Total
                                  -----------  -----------  -----------  -----------
Balance, December 31, 2002        $(3,035,354) $   (12,657) $  (128,959) $  (522,447)
Common shares issued                       --           --           --           --
Issuance of common stock
 for professional services                 --           --           --       62,500
Stock issued for consulting
 services                                  --           --           --       21,000
Issuance of common stock
 for notes payable                         --           --           --      126,750
Shares issued for legal
 services                                  --           --           --       10,000
Shares issued for option
 exercised for cash                        --           --           --        7,000
Shares to be issued for
 consulting and advertising
 services                                  --           --      (26,500)       6,000
Deferred financing expense
 incurred                                  --           --     (113,000)          --
Amortization of deferred
financing expense                          --           --      104,725      104,725
Foreign currency
translation gain                           --          832           --          832
Net loss, 2003                       (449,784)          --           --     (449,784)
                                  -----------  -----------  -----------  -----------
Balance, June 30, 2003            $(3,485,138) $   (11,825) $  (163,734) $  (633,424)
                                  ===========  ===========  ===========  ===========

See accompanying notes to condensed  consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                 For The Six Months    For The Six Months
                                                                                Ended June 30, 2003   Ended June 30, 2002
                                                                                -------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                            $(449,784)         $(565,010)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                          9,920                (56)
  Common stock and warrants issued for services                                         99,500             50,100
  Deferred financing costs recognized                                                  104,725             13,875
  (Increase) decrease in:
  Inventory                                                                             10,225
  Accounts receivable                                                                    1,620
  Prepaid expenses                                                                      15,748                893
  Deferred consulting                                                                       --             25,000
  Beneficial conversion feature on convertible debt                                         --            250,000
  Increase (decrease) in:
  Accounts payable and accrued expenses                                                 52,366              9,471
                                                                                                        ---------
       Net Cash Used In Operating Activities                                          (155,680)          (215,727)
                                                                                     ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                                     (7,650)           (17,583)
                                                                                     ---------          ---------
       Net Cash Used In Investing Activities                                            (7,650)           (17,583)
                                                                                     ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Obligations (payments) under capital leases                                                --            (14,351)
 Proceeds from issuance of common stock                                                  7,000              5,000
 Short-term loans                                                                           --                203
 Subscriptions receivable                                                                   --             40,000
 Proceeds from loans payable stockholders                                                   --             20,325
 Proceeds from issuance of notes and loans payable                                     110,000            250,000
                                                                                     ---------          ---------
       Net Cash Provided By Financing Activities                                       117,000            301,177
                                                                                     ---------          ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    832             (6,391)
                                                                                     ---------          ---------

INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                      (45,498)            61,476

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                      $  59,403          $      45
                                                                                     ---------          ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                            $  13,905          $  61,521
                                                                                     =========          =========

Cash paid during the period for:
  Interest                                                                           $      --          $      --
                                                                                     =========          =========


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

     (B) Advertising

     The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. As of June 30, 2003, $30,000 of advertising expense has been recognized.

     (C) Revenue Recognition

     Revenue from sales of products is recognized  when goods are shipped to our
     customers   after  an  arrangement  has  been  made,  the  price  has  been determined, and collectibility is reasonably assured.

     (D) Recent Accounting Pronouncements

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

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)


     SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

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

     Management does not expect the impact of these statements' pronouncements to have a material impact on the Company's consolidated financial position or results of operations.

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

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)


     During the six months ended June 30, 2003, an aggregate of $126,750 of the notes payable issued on May 15, 2002 were converted into 21,173,024 shares of common stock. The aggregate amounts converted and average conversion price per share during each month is as follows: January - $20,000 at $.0169; February - $10,000 at $.0145; March - $30,000 at $.0079; April -
     $16,050 at $.0035; May - $29,200 at $.0043; and June - $21,500 at $.0053.

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

     On April 21, 2003, the Company entered into an agreement with a consultant whereby the consultant is to analyze and provide advice and introductions as to both short and long-term strategic business plans, business development, marketing and communications. In consideration, the Company has agreed to issue 3,000,000 shares of common stock valued for financial accounting purposes at $24,000 (the fair market value of the common stock on the effective date of the agreement based on concurrent cash offerings), of which $6,000 has been recognized as consulting expense and $18,000 has been included in equity as deferred equity based expense. The chief executive officer has made available 3,000,000 shares of his common stock to be transferred to the consultant. These shares are to be repaid to him, and are reflected as to be issued at June 30, 2003.

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

     During June 2003, the Company issued 583,333 shares of restricted common stock for options exercised for cash proceeds of $7,000.

NOTE 3   GOING CONCERN

     As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $449,784, a negative cash flow from operations of $155,680, a working capital deficiency of $752,772 and a stockholders' deficiency of $633,424. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Management's plans include obtaining additional financing for which they are currently in active negotiations with several financing institutions and increasing sales of the Quill computer mouse.

NOTE 4   NOTES PAYABLE

     During the second quarter of 2003, the Company received $110,000 pursuant to a debenture offering. The debentures contained similar terms to those issued during 2002. They are convertible at a 50% discount to fair market value and are due in one year. As a result of the conversion provision, the Company has recorded a beneficial conversion feature of $110,000, which is being amortized over the term on the note. Additionally, the Company issued 220,000 common stock purchase warrants. The warrants are exercisable at $0.03 per share for a period of five years. These warrants have been valued at $3,000 and this amount is being amortized over the term of the note.

     Certain of the Company's notes came due during the second quarter of 2003. The Company has received a six-month extension on these notes, pursuant to the placement of the additional debentures described above.

     The following schedule reflects notes payable as of June 30, 2003:

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)




     Notes  payable,  bearing 12% interest  payable  quarterly,  convertible  to shares of     $           123,250
      common stock, unsecured, due May 15, 2003 (net of conversion of $126,750)

     Notes  payable,  bearing 12% interest  payable  quarterly,  convertible  to shares of
      common stock, unsecured, due August 21, 2003                                                          55,000

     Notes  payable,  bearing 12% interest  payable  quarterly,  convertible  to shares of
      common stock, unsecured, due December 10, 2003                                                       195,000

     Notes  payable,  bearing 12% interest  payable  quarterly,  convertible  to shares of
      common stock, unsecured, due April 16, 2004                                                           50,000

     Notes  payable,  bearing 12% interest  payable  quarterly,  convertible  to shares of
      common stock, unsecured, due May 13, 2004                                                             25,000

     Notes  payable,  bearing 12% interest  payable  quarterly,  convertible  to shares of
      common stock, unsecured, due June 20, 2004                                                            35,000

     Note payable,  non-interest  bearing,  convertible to shares of common stock at $1.50
      per share, unsecured, due March 23, 2003 (this note is currently being renegotiated)                  50,000
                                                                                                  ------------------
         Total                                                                                 $           533,250
                                                                                                  ==================


NOTE 5   COMMITMENTS AND CONTINGENCIES

     On June 5, 2003, the Company finalized an agreement through which the Company is to receive a media package, which will include broadcast productions as well as print media placements. The consideration includes $30,000 for advertising production costs, payable in $10,000 increments based on completion of certain milestones by the consultant. As of June 30, 2003, all of the production milestones have been completed. Accordingly, $30,000 of selling expense was recognized, of which $10,000 has been paid and $20,000 has been included in accrued expenses. The consideration also includes 500,000 shares of common stock to be issued having an aggregate fair market value of $8,500 (based on the closing trading price on the date the agreement was finalized) for advertising communication costs. The expense related to the shares has been deferred and shall be recognized the first time the advertising takes place, which occurred in August 2003. The deferred expense has been included in stockholders' equity as deferred equity based expense.

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


OVERVIEW

Torbay Holdings, Inc. is a development stage company created to act as a holding company for late-stage developmental, or early-stage commercial, companies with opportunities in niche markets. Torbay Holdings currently owns two subsidiaries, Designer Appliances Ltd. ("Designer Appliances") and Designer Appliances, Inc. ("DAI") (a Delaware corporation). Torbay Holdings has acquired intellectual property rights including a UK granted patent and other patent applications, both design and utility that are sought to be protected by world wide patent applications for a range of technologies in the area a computer mouse products (known as "QUILL MOUSE" and associated products). In addition, the Company holds an exclusive license to proprietary software and additional software, that it has developed , and is thought to be beneficial with regards to the area of causation and relief of repetitive strain injuries for computer users that utilize a mouse..

The Company intends to market and sell only products that are designed to attract a premium, upscale market. Management believes that it has identified several products, including the Quill, the Quill-Well Mouse Mat, E-Quill-Liberator Nib software and E-Quill-Liberator Carpal Management System software that are an under exploited opportunity in the computer appliance markets of both domestic and corporate areas. In addition, the Company owns intellectual property rights to vacuum cleaners and fans. As a result of the Company's precarious financial condition and limited capital resources, it is delaying exploitation of and is currently limiting its operations to the production and sale of the Quill Mouse products and related software.

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

The agreement also calls for the issuance of an additional 200,000 shares of Series 1 Convertible Preferred Stock upon the Company receiving an approval for the patent rights to the QUILL. Such patent rights to the UK were granted in January 2002 and the 200,000 preferred shares were issued on April 22, 2002.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Gross Profit

For the three and six months ended June 30, 2002, the Company generated revenue of $31,926 and $43,627, respectively, as compared to no revenue generated for the three and six months ended June 30, 2002. In addition, the Company also incurred a cost of sales expense of $5,316 and $8,580 for the three and six months ended June 30, 2003, respectively, as compared to no cost of sales for the three and six months ended June 30, 2002. The increase in the Company's revenues and cost of sales resulted from the commencement of sales by the Company of its Quill Mouse and related accessories. The Company did not generate revenue from sales to related parties.

Operating Expenses

For the three and six months ended June 30, 2003, the Company incurred operating expenses of $143,628 and $300,659 as compared to operating expenses of $245,958 and $297,385 for the three and six months ended June 30, 2002. The increase in the Company's operating expenses for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 was primarily the result of an increase in consulting fees in connection with various financings entered into by the Company as well as an increase in selling expenses. This increase in consulting fees and selling expenses for the six months ended June 30, 2003 was partially offset by a decrease in professional fees.

Comprehensive Loss

The Company incurred a comprehensive loss of $230,692 and $448,952 for the three and six months ended June 30, 2003, respectively, compared to $521,679 and $571,401 for the three and six months ended June 30, 2002, respectively. The decrease in the comprehensive loss for the three and six months ended June 30, 2003 as compared to June 30, 2002 is the result of a decrease in interest and financing costs as well as the increase in sales for the three and six months ended June 30, 2003.

Cash Position

Operating Activities

During the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, the Company used $155,680 and $215,727, respectively to fund operating activities. This decrease of $60,047 was the result of the commencement of the sale of the Quill Mouse in addition to a decrease in interest and financing costs related to the cost recognized as a result of the issuance of the secured convertible debentures.

Investing Activities

During the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, the Company used $7,650 and $17,583, respectively to fund investing activities. This decrease of $9,933 was the result of an increase in capital expenditures.

Financing Activities

During the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, the Company generated $117,000 and $301,177, in connection with financing activities. This decrease of $184,177 was the result of a decrease in the sale of secured convertible debentures, shares of common stock and note payables during the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company, including its subsidiary Designer Appliances Limited, has incurred start-up costs, including administrative costs and research and development costs, while realizing limited operating revenue. To date, the Company has funded operations primarily from the proceeds of sales of its securities and from loans. Since inception, the Company has received an aggregate of $967,148 from the sale of its securities and $794,810 from loan proceeds. Designer Appliances Limited issued promissory notes in an aggregate amount of $161,650 for the cost of purchasing the intellectual property rights to its products, which were repaid in full from subscription proceeds in 1999.

The Company has had minimal though increasing sales and revenue through June 30, 2003 through indirect marketing programs, primarily via its website as it develops recognition for its products and a knowledge of its brand amongst the professional ergonomic industry. Since inception, the Company and its subsidiary Designer Appliances Limited have focused on organizational activities and research and development of the Company' products and the development of marketing strategies. At the end of 2002, the Company commenced production and shipment of its Quill mouse product. Management estimates that it would require between $6.5 million and $18.2 million over the next two years to support manufacturing and marketing operations of all the products in its intellectual property rights portfolio, which include vacuum cleaner and other intellectual property rights bearing domestic appliances. The Company will consequently maintain a focus on developing sales of its Quill Mouse and related products and, to this end, has introduced two new products:

         o Nib software, which performs a high percentage of computer mouse clicks for the users and subject to its effective utilization; and

         o        The Quill Well Mouse mat.

In addition it has also entered into a co-marketing agreement with Balance Systems Inc, maker of the FlexTend Orthotic Exercise Glove to produce hybrid product offering called:

         o        The Carpal Management System.

Revenues generated by sales of the QUILL where possible will be used to further develop QUILL sales until a cash flow positive and profit positive position can be established at sustainable levels so allowing for access to bank credit instruments, thereby reducing the extent of external financing required. The estimated amount of working capital that the Company will need, to implement the commercialization and distribution over the next 1 year of the QUILL Mouse, at current operational levels, and in the absence of sales, is approximately $500,000. There are no planned acquisitions of additional subsidiaries during the next 12-month period.

Recent Financing

May 2002 Financing

The Company entered into second Securities Purchase Agreement on May 15, 2002, with several institutional investors (the "Investors") for the sale of the Company's 12% secured convertible debentures in the principal amount of $500,000 and the Company also issued warrants to purchase an aggregate of up to 1,500,000 shares of the Company's common stock. The terms of the convertible debentures provide for full payment on or before November 14, 2003, with interest of 12% per annum. The debentures may be converted at any time at the lesser of (i) $.05 or (ii) the average of the lowest three (3) trading prices during the 20 trading days immediately prior to the date the conversion notice is sent, divided by two. The warrants entitle each investor to purchase shares of the Company's common stock at a price equal to $.05 per share. The Company utilized the net proceeds generated from the sale of the secured convertible debentures for working capital and marketing purposes.

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

On December 10, 2002 the Company received the final funding tranche under the May 2002 Securities Purchase Agreement, the gross amount received totaling of $500,000, before expenses, and issued the balance of all debentures and warrants provided for under this agreement.

April 2003 Financing

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

Accordingly, we have received a total of $250,000 pursuant to the Securities Purchase Agreement. The Company utilized the net proceeds generated from the sale of the secured convertible debentures for working capital and marketing purposes.

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

As of the end of this period monthly interest applicable on an amount of $623,250 at 12% per annum relates to $6,232 per month, and is paid by the issuance of stock, which can increase or decrease in value based on the trading of the stock during that month, thereby resulting in fewer or more shares being issued to cover those payments.

The Company's ability to continue its operations, in the absence of significantly increased revenues from sales, is dependent upon its ability to generate sales and in that absence it is dependent upon receiving sufficient and additional capital financing until such levels of sales are achieved to generate a positive cash flow. The Company may raise capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. The Company's financial statements raise substantial doubt about its ability to continue as a going concern if sufficient revenues are not generated or additional funding is not acquired or alternative sources of capital developed to meet its working capital needs.

The Company is not aware of any other material trend, event or capital commitment, which would potentially adversely affect liquidity.

Contractual Commitments:

As of the June 30, 2003 the contractual commitments of the Company were as follows.

----------------------- --------------------- -------------------- --------------------- --------------------
        Entity          Purpose               Amount               Duration              Comment
----------------------- --------------------- -------------------- --------------------- --------------------
Insurance Broker        Corp & Product        $1,385.85            10 Months
                        Liability insurance                        Commencing Nov
----------------------- --------------------- -------------------- --------------------- --------------------
Lease Financing         Car Lease/Purchase    $534                 36 months (Feb 03)
----------------------- --------------------- -------------------- --------------------- --------------------
Stock Transfer Agent    Stock transfer        $450                 On-going
----------------------- --------------------- -------------------- --------------------- --------------------
Insurance Agent         $1M key man           $535.92              Until cancelled
                        insurance policy on
                        CEO
----------------------- --------------------- -------------------- --------------------- --------------------
Web hosting             Web hosting           $250                 On-going
----------------------- --------------------- -------------------- --------------------- --------------------
Misc marketing and      Free Phone            Les than $250 per    On-Going.
support subscriptions   numbers/  search      month total
                        engine enhancement,
                        automated support
                        systems
----------------------- --------------------- -------------------- --------------------- --------------------

As of June 30, 2003, the Company has secured convertible debentures outstanding as follows:


                                                                                              Warrants
                                                                                             Issued in
                                                                                             Connection
                                         Issued                                                 with
                                       Convertible    Principal    Principal     Accrued    Convertible
Date of Issuance   Date of Maturity     Debenture     Redeemed    Amount Due    Interest     Debenture
------------------------------------- -------------- ------------ ------------ ------------ -------------
First Issuance              11/14/03  $500,000.00    $101,500.00  $398,850.00   $60,000.00       750,000
---------------
 (May 2002)

Second                      4/16/04    250,000.00      51,600.00   198,400.00    30,000.00       500,000
-------
Issuance
 (April 2003)
                                      -------------- ------------ ------------ ------------ -------------
                   Total               750,000.00     153,100.00   597,250.00    90,000.00     1,250,000
                                      -------------- ------------ ------------ ------------ -------------

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

TORBAY HOLDINGS, INC.

By: William Thomas Large
----------------------------------------------
Name: William Thomas Large
Title: President and Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

Date: October 10, 2003