Form 10QSB/A
period 2003-06-30
TORBAY HOLDINGS INC
filed 2003-12-17
CIK 1078724

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

Yes [X] No [ ]

The Company had 72,789,155 shares of common stock outstanding as of December 15, 2003.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                         Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES

                                                   ASSETS

                                                                                      June 30, 2003
                                                                                      (Unaudited)     December 31,
                                                                                      (As Restated)        2002
                                                                                       -----------    -----------
CURRENT ASSETS
 Cash                                                                                  $    13,905    $    59,403
 Accounts receivable, net                                                                        -          1,620
 Inventory                                                                                  55,228         65,453
 Prepaid expense                                                                                 -         15,748
                                                                                       -----------    -----------
     Total Current Assets                                                                   69,133        142,224
                                                                                       -----------    -----------

Property and equipment - net                                                                20,337         22,661
                                                                                       -----------    -----------

OTHER ASSETS
 Intangible assets - net                                                                    98,011         97,957
 Deposits                                                                                    1,000          1,000
                                                                                       -----------    -----------
     Total Other Assets                                                                     99,011         98,957
                                                                                       -----------    -----------

TOTAL ASSETS                                                                           $   188,481    $   263,842
                                                                                       ===========    ===========
                               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                                 $   278,992    $   226,626
 Loan payable - officer                                                                      9,663          9,663
 12% convertible debentures                                                                483,250        500,000
 Notes payable                                                                              50,000         50,000
                                                                                       -----------    -----------
     Total Current Liabilities                                                             821,905        786,289
                                                                                       -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.0001 par value, 20,000,000 shares authorized, 420,000 issued and
  outstanding                                                                                   42             42
 Common stock, $.0001 par value, 100,000,000 shares authorized, 45,809,542 and
  20,912,617 issued and outstanding, respectively                                            4,581          2,091
 Common stock to be issued (3,500,000 and 539,568 shares, respectively)                        350             54
 Additional paid-in capital                                                              3,022,300      2,652,336
 Accumulated deficit                                                                    (3,485,138)    (3,035,354)
 Accumulated other comprehensive loss                                                      (11,825)       (12,657)
 Deferred equity based expenses                                                           (163,734)      (128,959)
                                                                                       -----------    -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                                            (633,424)      (522,447)
                                                                                       -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                         $   188,481    $   263,842
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

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)



                                               For the Three                    For the Six
                                                Months Ended   For the Three   Months Ended     For the Six
                                               June 30, 2003 Months Ended June June 30, 2003    Months Ended
                                               (As Restated)      30, 2002     (As Restated)    June 30, 2002
                                                ------------    ------------    ------------    ------------
SALES, NET                                      $     31,926    $          -    $     43,627    $          -

COST OF SALES                                          5,316               -           8,580               -
                                                ------------    ------------    ------------    ------------

GROSS PROFIT                                          26,610               -          35,047               -
                                                ------------    ------------    ------------    ------------

OPERATING EXPENSES
 Selling expenses                                     47,958               -          59,688               -
 Consulting fees                                       6,000          69,750         100,750          85,350
 Professional fees                                    77,282          88,555          90,294         111,727
 Directors fees and compensation                      13,756          26,000          32,431          31,500
 Other general and administrative                     25,242          61,653          52,543          68,808
                                                ------------    ------------    ------------    ------------
       Total Operating Expenses                      170,238         245,958         335,706         297,385
                                                ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                (143,628)       (245,958)       (300,659)       (297,385)

OTHER EXPENSES
 Interest and financing costs                         81,875         267,625         149,125         267,625
                                                ------------    ------------    ------------    ------------
       Total Other Expenses                           81,875         267,625         149,125         267,625
                                                ------------    ------------    ------------    ------------

NET LOSS                                            (225,503)       (513,583)       (449,784)       (565,010)

OTHER COMPREHENSIVE INCOME/(LOSS)
 Foreign currency translation gains/(losses)          (5,189)         (8,096)            832          (6,391)
                                                ------------    ------------    ------------    ------------
COMPREHENSIVE LOSS                              $   (230,692)   $   (521,679)   $   (448,952)   $   (571,401)
                                                ============    ============    ============    ============
Net loss per common share - basic and diluted   $      (0.01)   $      (0.03)   $      (0.01)   $      (0.03)
                                                ============    ============    ============    ============
Weighted average number of common shares
 outstanding - basic and diluted                  39,951,962      18,692,939      32,028,625      17,640,043
                                                ============    ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)
                                  (AS RESTATED)


                                                  Preferred Stock             Common Stock         Common Stock To Be Issued
                                               Shares        Amount        Shares        Amount       Shares        Amount
                                              ----------    ---------     ----------    ---------    ----------    ---------
Balance, December 31, 2002                       420,000   $       42   20,912,617 $      2,091      539,568    $       54

Common shares issued                                   -            -      539,568           54     (539,568)          (54)

Issuance of common stock
 for professional services                             -            -    1,251,000          125            -             -

Stock issued for consulting
 services                                              -            -      250,000           25            -             -

Stock issued to acquire
 software license                                      -            -      100,000           10            -             -

Issuance of common stock
 for notes payable                                     -            -   21,173,024        2,118            -             -

Shares issued for legal
 services                                              -            -    1,000,000          100            -             -

Shares issued for option
 exercised for cash                                    -            -      583,333           58            -             -

Shares to be issued for
 consulting and advertising
 services                                              -            -            -            -    3,500,000           350

Deferred financing expense
 incurred                                              -            -            -            -            -             -

Amortization of deferred
financing expense                                      -            -            -            -            -             -

Foreign currency
translation gain                                       -            -            -            -            -             -

Net loss, 2003                                         -            -            -            -            -             -
                                              ----------   ----------   ----------   ----------   ----------    ----------
Balance, June 30, 2003                           420,000   $       42   45,809,542 $      4,581    3,500,000    $      350
                                              ==========   ==========   ==========   ==========   ==========    ==========



                                                             Accumulated      Deferred
                              Additional                        Other          Equity
                                Paid-In      Accumulated    Comprehensive      Based
                                Capital        Deficit      Income (Loss)     Expenses       Total
                              ----------     -----------  -----------------  ----------    ----------
Balance, December 31, 2002    $2,652,336   $   (3,035,354) $      (12,657)   $ (128,959)   $ (522,447)

Common shares issued                   -                   -            -             -             -

Issuance of common stock
 for professional services        62,375                   -            -             -        62,500

Stock issued for consulting
 services                         14,975                   -            -             -        15,000

Stock issued to acquire
 software license                  5,990                   -            -             -         6,000

Issuance of common stock
 for notes payable               124,632                   -            -             -       126,750

Shares issued for legal
 services                          9,900                   -            -             -        10,000

Shares issued for option
 exercised for cash                6,942                   -            -             -         7,000

Shares to be issued for
 consulting and advertising
 services                         32,150                   -            -       (26,500)        6,000

Deferred financing expense
 incurred                        113,000                   -            -      (113,000)            -

Amortization of deferred
financing expense                      -                   -            -       104,725       104,725

Foreign currency
translation gain                       -                   -          832             -           832

Net loss, 2003                         -            (449,784)           -             -      (449,784)
                              ----------   -----------------  -----------    ----------    ----------
Balance, June 30, 2003        $3,022,300   $      (3,485,138) $   (11,825)   $ (163,734)   $ (633,424)
                              ==========   =================  ===========    ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    For The Six Months
                                                                                    Ended June 30, 2003     For The Six Months
                                                                                       (As Restated)         Ended June 30, 2002
                                                                                   -------------------     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                          $          (449,784)    $            (565,010)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                                  9,920                       (56)
  Common stock and warrants issued for services                                                 93,500                    50,100
  Deferred financing costs recognized                                                          104,725                    13,875
  (Increase) decrease in:
  Inventory                                                                                     10,225
  Accounts receivable                                                                            1,620
  Prepaid expenses                                                                              15,748                       893
  Deferred consulting                                                                             -                       25,000
  Beneficial conversion feature on convertible debt                                               -                      250,000
  Increase (decrease) in:
  Accounts payable and accrued expenses                                                         52,366                     9,471
                                                                                    --------------------     ---------------------
       Net Cash Used In Operating Activities                                                  (161,680)                 (215,727)
                                                                                    --------------------     ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                                             (1,650)                  (17,583)
                                                                                    --------------------     ---------------------
       Net Cash Used In Investing Activities                                                    (1,650)                  (17,583)
                                                                                    --------------------     ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Obligations (payments) under capital leases                                                      -                      (14,351)
 Proceeds from issuance of common stock                                                          7,000                     5,000
 Short-term loans                                                                                 -                          203
 Subscriptions receivable                                                                         -                       40,000
 Proceeds from loans payable stockholders                                                         -                       20,325
 Proceeds from issuance of notes and loans payable                                             110,000                   250,000
                                                                                    --------------------     ---------------------
       Net Cash Provided By Financing Activities                                               117,000                   301,177
                                                                                    --------------------     ---------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                            832                    (6,391)
                                                                                    --------------------     ---------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               (45,498)                   61,476

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                     $           59,403       $                45
                                                                                    --------------------     ---------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                           $           13,905       $            61,521
                                                                                    ====================     =====================

Cash paid during the period for:
  Interest                                                                          $                -       $                 -
                                                                                    ====================     =====================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the six month period ended June 30, 2003, a portion of the notes payable in the amount of $126,750 was converted into 21,173,024 shares of common stock.

On February 7, 2003, the Company issued 100,000 common shares having a fair value of $6,000 in exchange for a software license.

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

     (C) Revenue Recognition

     The Company's products are sold directly over the internet and through distributorships. Products sold over the internet require complete payment via credit card prior to shipment. Products sold through distributors require the distributor to submit a purchase order and payment (according to terms and pricing approved by the Company) prior to shipment. Accordingly, revenues from sales over the internet and through distributors are recognized when the product is shipped as the price has been determined and collectibility has been reasonably assured. Consigned inventory (amounting to less than 1% of the Company's total inventory) is not recognized as revenue until the product has been sold by the consignee.

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

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)

     (E) Error Correction Adjustments

     The accompanying consolidated financial statements as of June 30, 2003 have been restated to correct an error for the capitalization of advertising production costs. The effect of the restatement was to increase selling expense $30,000 and accrued expenses $10,000 and to decrease prepaid expenses $20,000. The accompanying consolidated financial statements have also been restated to correct an error for the recording of notes payable proceeds net of expenses paid out of the gross proceeds. Correspondingly, this affected the amount calculated for the beneficial conversion of the notes payable. The effect of the restatement was to increase consulting fees $46,000, interest and financing costs $22,900, deferred equity based expenses $54,800, notes payable $51,500, accounts payable $10,800 additional paid-in capital $61,350 and common stock to be issued $50. The overall effect of the aforementioned adjustments was to increase the net loss for the three and six months ended June 30, 2003 by $98,900. The June 30, 2003 consolidated balance sheet, statement of operations, statement of stockholders' equity, and statement of cash flows have been restated for the effect of the error correction adjustments. The effect of the error did not affect the previously reported loss per share of ($.01) for the six months ended June 30, 2003, but the loss per share for the three months ended June 30, 2003 increased from ($.00) to ($.01).

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

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)


NOTE 3   GOING CONCERN

     As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $449,784, a negative cash flow from operations of $161,680, a working capital deficiency of $752,772 and a stockholders' deficiency of $633,424. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

OVERVIEW

We are a holding company for late-stage developmental, or early-stage commercial, companies with opportunities in niche markets. We currently own two subsidiaries, Designer Appliances Ltd., an inactive United Kingdom ("UK") company, and Designer Appliances, Inc., a Delaware corporation. We have acquired intellectual property rights including UK patent for a computer mouse that is thought to be beneficial to computer mice users with regards to the area of treatment and prevention of repetitive strain injury.

We sell and market the Quill Mouse computer mouse and related software. The Company's products are designed to attract a premium, price in the upper sectors of our market. There is no assurance that we, through our subsidiaries, will be able to successfully manufacture or market these items.

The Company intends to market and sell only products that are designed to attract a premium, upscale market. Management believes that it has identified several products, including the Quill Mouse, that fall into an under exploited opportunity in the computer, market. Because of the Company's precarious financial condition and limited capital resources, it is currently limiting its operations to the production and sale of the Quill Mouse and related software.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Gross Profit

For the three and six months ended June 30, 2003, the Company generated revenue of $31,926 and $43,627, respectively, as compared to no revenue generated for the three and six months ended June 30, 2002. In addition, the Company also incurred a cost of sales expense of $5,316 and $8,580 for the three and six months ended June 30, 2003, respectively, as compared to no cost of sales for the three and six months ended June 30, 2002. The increase in the Company's revenues and cost of sales resulted from the commencement of sales by the Company of its Quill Mouse and related accessories. The Company did not generate revenue from sales to related parties.

Operating Expenses

For the three and six months ended June 30, 2003, the Company incurred operating expenses of $170,238 and $335,706 as compared to operating expenses of $245,958 and $297,385 for the three and six months ended June 30, 2002. The increase in the Company's operating expenses for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 was primarily the result of an increase in consulting fees in connection with various financings entered into by the Company as well as an increase in selling expenses. This increase in consulting fees and selling expenses for the six months ended June 30, 2003 was partially offset by a decrease in professional fees.

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

Cash Position

Operating Activities

During the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, the Company used $161,680 and $215,727, respectively to fund operating activities. This decrease of $54,047 was the result of the commencement of the sale of the Quill Mouse in addition to a decrease in interest and financing costs related to the cost recognized as a result of the issuance of the secured convertible debentures.

Investing Activities

During the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, the Company used $1,650 and $17,583, respectively to fund investing activities. This decrease of $15,933 was the result of an increase in capital expenditures.

Financing Activities

During the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, the Company generated $117,000 and $301,177, in connection with financing activities. This decrease of $184,177 was the result of a decrease in the sale of secured convertible debentures and note payables during the six months ended June 30, 2003.

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

The Company has had minimal though increasing sales and revenue through June 30, 2003 through indirect marketing programs, primarily via its website as it develops recognition for its products and a knowledge of its brand amongst the professional ergonomic industry. Since inception, the Company and its subsidiary Designer Appliances Limited have focused on organizational activities and research and development of the Company' products and the development of marketing strategies. At the end of 2002, the Company commenced production and shipment of its Quill mouse product. Management estimates that it would require between $6.5 million and $18.2 million over the next two years to support manufacturing and marketing operations of all the products in its intellectual property rights portfolio, which include vacuum cleaner and other intellectual property rights bearing domestic appliances. The Company will consequently maintain a focus on developing sales of its Quill Mouse and related products and, to this end, has introduced two new products:

o Nib software, which performs a high percentage of computer mouse clicks for the users and subject to its effective utilization; and

o The Quill Well Mouse mat.

In addition it has also entered into a co-marketing agreement with Balance Systems Inc, maker of the FlexTend Orthotic Exercise Glove to produce a hybrid product offering called The Carpal Management System.

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



As of June 30, 2003, the Company has secured convertible debentures outstanding as follows:



                                                                                              Warrants
                                                                                             Issued in
                                                                                             Connection
                                         Issued                                                 with
                                       Convertible    Principal    Principal     Accrued    Convertible
Date of Issuance   Date of Maturity     Debenture     Redeemed    Amount Due    Interest     Debenture
------------------------------------- -------------- ------------ ------------ ------------ -------------
First Issuance              11/14/03  $500,000.00    $101,500.00  $398,850.00   $60,000.00       750,000
---------------
 (May 2002)

Second                      4/16/04    250,000.00(1)   51,600.00   198,400.00    30,000.00       500,000(1)
-------
Issuance
 (April 2003)
                                      -------------- ------------ ------------ ------------ -------------
                   Total               750,000.00     153,100.00   597,250.00    90,000.00     1,250,000
                                      -------------- ------------ ------------ ------------ -------------

(1) Convertible debentures in the amount of $140,000 and 280,000 common stock purchase warrants issued in connection with this financing were issued after the end of the second quarter 2003 on July 18,2003.


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

TORBAY HOLDINGS, INC.

By: /s/ William Thomas Large
  ------------------------------
Name: William Thomas Large
Title: President and Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

Date: December 15, 2003