Form 10QSB/A
period 2003-09-30
TORBAY HOLDINGS INC
filed 2003-12-17
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                                   (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

               For the quarterly period amended September 30, 2003

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

Yes __ No X

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                                                                             September 30,
                                                                                                 2003             December 31,
                                                                                             (Unaudited)              2002
                                                                                             -----------          -----------
CURRENT ASSETS
 Cash                                                                                        $    43,353          $    59,403
 Accounts receivable, net                                                                          5,170                1,620
 Inventory                                                                                        44,984               65,453
 Prepaid expense                                                                                   2,800               15,748
                                                                                             -----------          -----------
     Total Current Assets                                                                         96,307              142,224
                                                                                             -----------          -----------

Property and equipment - net                                                                      19,175               22,661
                                                                                             -----------          -----------

OTHER ASSETS
 Intangible assets - net                                                                         101,569               97,957
 Deposits                                                                                          1,000                1,000
                                                                                             -----------          -----------
     Total Other Assets                                                                          102,569               98,957
                                                                                             -----------          -----------

TOTAL ASSETS                                                                                 $   218,051          $   263,842
                                                                                             ===========          ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                                       $   285,419          $   226,626
 Loan payable - officer                                                                            9,663                9,663
 12% convertible debentures                                                                      545,850              500,000
 Note payable                                                                                     50,000               50,000
                                                                                             -----------          -----------
     Total Current Liabilities                                                                   890,932              786,289
                                                                                             -----------          -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.0001 par value, 20,000,000 shares authorized, 420,000 issued and
  outstanding                                                                                         42                   42
 Common stock, $.0001 par value, 100,000,000 shares authorized, 59,214,524 and
  20,912,617 issued and outstanding, respectively                                                  5,921                2,091
 Common stock to be issued (3,500,000 and 539,568 shares, respectively)                              350                   54
 Additional paid-in capital                                                                    3,243,810            2,652,336
 Accumulated deficit                                                                          (3,697,549)          (3,035,354)
 Accumulated other comprehensive loss                                                            (12,990)             (12,657)
 Deferred equity based expense                                                                  (212,465)            (128,959)
                                                                                             -----------          -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                                                  (672,881)            (522,447)
                                                                                             -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                               $   218,051          $   263,842
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

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                         For the Three     For the Three     For the Nine      For the Nine
                                                         Months Ended      Months Ended      Months Ended      Months Ended
                                                         September 30,     September 30,     September 30,     September 30,
                                                             2003              2002              2003              2002
                                                         ------------      ------------      ------------      ------------
SALES, NET                                               $     54,524      $         --      $     98,151      $         --

COST OF SALES                                                   9,141                --            17,721                --
                                                         ------------      ------------      ------------      ------------

GROSS PROFIT                                                   45,383                --            80,430                --
                                                         ------------      ------------      ------------      ------------

OPERATING EXPENSES
 Selling expenses                                              30,399            19,779            90,087            44,467
 Consulting fees                                                6,000            12,500           106,750            97,850
 Professional fees                                             47,499            17,430           137,793           129,157
 Directors fees and compensation                               24,733            22,150            57,164            53,650
 Other general and administrative                              32,107            33,811            84,650            77,931
                                                         ------------      ------------      ------------      ------------
       Total Operating Expenses                               140,738           105,670           476,444           403,055
                                                         ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                                          (95,355)         (105,670)         (396,014)         (403,055)

OTHER EXPENSES
 Interest and financing costs                                 117,056            91,633           266,181           359,258
                                                         ------------      ------------      ------------      ------------
       Total Other Expenses                                   117,056            91,633           266,181           359,258
                                                         ------------      ------------      ------------      ------------

NET LOSS                                                     (212,411)         (197,303)         (662,195)         (762,313)

OTHER COMPREHENSIVE INCOME/(LOSS)
 Foreign currency translation losses                           (1,165)           (2,178)             (333)           (8,569)
                                                         ------------      ------------      ------------      ------------

COMPREHENSIVE LOSS                                       $   (213,576)     $   (199,481)     $   (662,528)     $   (770,882)
                                                         ============      ============      ============      ============

Net loss per common share - basic and diluted            $         --      $      (0.01)     $      (0.02)     $      (0.04)
                                                         ============      ============      ============      ============

Weighted average number of common shares outstanding
 - basic and diluted                                       56,309,221        19,304,297        40,258,672        18,201,328
                                                         ============      ============      ============      ============

     See accompanying notes to condensed consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)




                                                                                                             Additional
                                  Preferred Stock             Common Stock      Common Stock To Be Issued      Paid-In
                                Shares       Amount       Shares        Amount     Shares         Amount       Capital
                             -----------  -----------  -----------  -----------  -----------   -----------   -----------
Balance, December 31, 2002       420,000  $        42   20,912,617  $     2,091      539,568   $        54   $ 2,652,336

Common shares issued                  --           --      539,568           54     (539,568)          (54)           --

Issuance of common stock
 for professional services            --           --    1,251,000          125           --            --        62,375

Stock issued for consulting
 services                             --           --      250,000           25           --            --        14,975

Stock issued to acquire
 software license                     --           --      100,000           10           --            --         5,990

Issuance of common stock
 for notes payable                    --           --   34,578,006        3,458           --            --       200,692

Shares issued for legal
 services                             --           --    1,000,000          100           --            --         9,900

Shares issued for option
 exercised for cash                   --           --      583,333           58           --            --         6,942

Shares to be issued for
 consulting and advertising
 services                             --           --           --           --    3,500,000           350        32,150

Deferred financing expense
 incurred                             --           --           --           --           --            --       258,450

Amortization of deferred
financing expense                     --           --           --           --           --            --            --

Foreign currency
translation loss                      --           --           --           --           --            --            --

Net loss, 2003                        --           --           --           --           --            --            --
                             -----------  -----------  -----------  -----------  -----------   -----------   -----------
Balance, September 30, 2003      420,000  $        42   59,214,524  $     5,921    3,500,000   $       350   $ 3,243,810
                             ===========  ===========  ===========  ===========  ===========   ===========   ===========


                                             Accumulated   Deferred
                                                Other       Equity
                              Accumulated   Comprehensive    Based
                                Deficit    Income (Loss)    Expenses       Total
                              -----------   -----------   -----------   -----------
Balance, December 31, 2002    $(3,035,354)  $   (12,657)  $  (128,959)  $  (522,447)

Common shares issued                   --            --            --            --

Issuance of common stock
 for professional services             --            --            --        62,500

Stock issued for consulting
 services                              --            --            --        15,000

Stock issued to acquire
 software license                      --            --            --         6,000

Issuance of common stock
 for notes payable                     --            --            --       204,150

Shares issued for legal
 services                              --            --            --        10,000

Shares issued for option
 exercised for cash                    --            --            --         7,000

Shares to be issued for
 consulting and advertising
 services                              --            --       (12,000)       20,500

Deferred financing expense
 incurred                              --            --      (258,450)           --

Amortization of deferred
financing expense                      --            --       186,944       186,944

Foreign currency
translation loss                       --          (333)           --          (333)

Net loss, 2003                   (662,195)           --            --      (662,195)
                              -----------   -----------   -----------   -----------
Balance, September 30, 2003   $(3,697,549)  $   (12,990)  $  (212,465)  $  (672,881)
                              ===========   ===========   ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                   For The Nine     For The Nine Months
                                                                                   Months Ended      Ended September 30,
                                                                                 September 30, 2003       2002
                                                                                 ------------------ --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                            $(662,195)         $(762,313)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                         17,024                 --
  Common stock and warrants issued for services                                        108,000             50,100
  Deferred financing costs recognized                                                  186,944             42,458
  Deferred consulting                                                                       --             37,500
  Beneficial conversion feature on convertible debt                                         --            305,000
 Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                                 (3,550)                --
    Inventory                                                                           20,469                 --
    Prepaid expenses                                                                    12,948              3,593
  Increase (decrease) in:
    Accounts payable and accrued expenses                                               58,793             17,388
                                                                                     ---------          ---------
       Net Cash Used In Operating Activities                                          (261,567)          (306,274)
                                                                                     ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                                    (11,150)           (23,245)
                                                                                     ---------          ---------
       Net Cash Used In Investing Activities                                           (11,150)           (23,245)
                                                                                     ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Obligations (payments) under capital leases                                                --            (14,351)
 Proceeds from issuance of common stock                                                  7,000              5,000
 Subscriptions receivable                                                                   --             40,000
 Proceeds from loans payable stockholders                                                   --             20,325
 Proceeds from issuance of notes and loans payable                                     250,000            305,000
 Advance for stock purchase                                                                 --             47,800
                                                                                     ---------          ---------
       Net Cash Provided By Financing Activities                                       257,000            403,774
                                                                                     ---------          ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   (333)            (8,371)
                                                                                     ---------          ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (16,050)            65,884

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                      $  59,403          $      45
                                                                                     ---------          ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                            $  43,353          $  65,929
                                                                                     =========          =========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine month period ended September 30, 2003, a portion of the notes payable in the amount of $204,150 was converted into 34,578,006 shares of common stock.

On February 7, 2003, the Company issued 100,000 common shares having a fair value of $6,000 in exchange for a software license.

     See accompanying notes to condensed consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE 1   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     (A) Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of Torbay Holdings, Inc. and its wholly owned subsidiaries, Designer Appliances Limited and Designer Appliances, Inc. (collectively, the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2002.

     (B) Advertising

     The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over the expected period of future benefits. As of September 30, 2003, $38,500 of advertising expense has been recognized.

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

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (UNAUDITED)

     (D) Recent Accounting Pronouncements

     In January 2003, The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

     Interpretation No. 46 also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

     Management does not expect the adoption of Interpretation No. 46 to have a material impact on the Company's consolidated financial position or results of operations.

     In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (UNAUDITED)


     (E) Reclassifications

     Certain items in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

     (F) Management's Estimates

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

     (G) Loss Per Share

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

     On February 6, 2003, the Company entered into a one-year non-exclusive agreement with a consultant to provide strategic planning services. The agreement calls for the consultant to receive 250,000 shares of restricted common stock upon the effective date of the agreement for the initial period. The 250,000 shares were valued for financial accounting purposes at $15,000, the fair market value of the common stock on the effective date of the agreement based on concurrent cash offerings, and were issued in the second quarter. The consultant is entitled to an additional 500,000 shares upon the consultant identifying and introducing and the Company closing on agreements with European community contacts. On February 7, 2003, the Company entered into an agreement whereby the Company received the exclusive license of software named NIB Version 1.0, which automatically actuates contextual menus in computer programs without the need to use or click a computer mouse button. In consideration, the Company has agreed to issue 100,000 shares of common stock valued for financial accounting purposes at $6,000, the fair market value of the common stock on the effective date of the agreement based on concurrent cash offerings. The shares were issued in the second quarter.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (UNAUDITED)

     On April 21, 2003, the Company entered into an agreement with a consultant whereby the consultant is to analyze and provide advice and introductions as to both short and long-term strategic business plans, business development, marketing and communications. In consideration, the Company has agreed to issue 3,000,000 shares of common stock valued for financial accounting purposes at $24,000, the fair market value of the common stock on the effective date of the agreement based on concurrent cash offerings, of which $12,000 has been recognized as consulting expense and $12,000 has been included in equity as deferred equity based expense. The chief executive officer has made available 3,000,000 shares of his common stock to be transferred to the consultant. These shares are to be repaid to the chief executive officer and are reflected as to be issued at September 30, 2003.

     During April 2003, the Company issued 1,000,000 shares of common stock, valued for financial accounting purposes at $10,000, the fair market value of the common stock, as consideration for legal services.

     During June 2003, the Company issued 583,333 shares of restricted common stock for options exercised for cash proceeds of $7,000.

     During the nine months ended September 30, 2003, an aggregate of $204,150 of the notes payable issued on May 15, 2002 were converted into 34,578,006 shares of common stock. The aggregate amounts converted and average conversion price per share during each month is as follows: January - $20,000 at $.0169; February - $10,000 at $.0145; March - $30,000 at $.0079;
     April - $16,050  at  $.0035;  May - $29,200  at  $.0043;  June - $21,500 at
     $.0053; July - $30,100 at $.0057; August - $25,800 at $.0058; and September
     - $21,500 at $.0058.

     On August 1, 2003, the Board of Directors authorized an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares, from 120,000,000 (100,000,000 of common stock and 20,000,000 of preferred stock) to 520,000,000 (500,000,000 of common stock and 20,000,000 of preferred stock) subject to shareholder approval. The shareholder vote has not yet been scheduled.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE 3   12% CONVERTIBLE DEBENTURES

     During the second and third quarters of 2003, the Company received $110,000 and $140,000, respectively, pursuant to a debenture offering to various investors. The debentures bear interest at 12% per year and interest is payable, at the option of the holder, either quarterly or at the time of conversion. They are convertible at the lesser of a 50% discount to fair market value or $0.05 and are due in one year. As a result of the conversion provision, the Company has recorded a beneficial conversion feature of $250,000, which is being amortized over the term of the notes. Additionally, the Company issued 500,000 common stock purchase warrants. The warrants are exercisable at $0.03 per share for a period of five years. These warrants have been valued at $8,450 in the aggregate and this amount is being amortized over the term of the notes.

     Certain of the Company's debentures came due during the second and third quarters of 2003. The Company had previously received a five-month extension of the maturity date of the debentures issued on May 15, 2002, to October 16, 2003. The remaining outstanding balance of $7,750 of these debentures ($45,850 less amount converted subsequent to September 30, 2003 (See Note 7)) has not been paid. Also, the debentures due on August 21, 2003 were not paid at maturity. Because of the non-payment of the August debentures, all of the debentures issued in 2002 are in default as of September 30, 2003. At the option of the holders of a majority of the aggregate principal amount of the outstanding debentures issued pursuant to the purchase agreement exercisable through the delivery of written notice to the Company by such holders (the "Default Notice") the debentures shall become immediately due and payable and the Company shall pay to the holder, in full satisfaction of its obligations hereunder, an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of the debenture plus (x) accrued and unpaid interest on the unpaid principal amount of this debenture to the date of payment (the "Mandatory Prepayment Date") plus (y) default interest, if any, on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the holder pursuant to other sections of the debentures (the Default Sum") or
     (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of common stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the trading day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable conversion price, multiplied by (b) the highest closing price for the common stock during the period beginning on the date of first occurrence of the event of default and ending one day prior to the Mandatory Prepayment Date (the "Default Amount") and all other amounts payable hereunder shall immediately become due and payable, all without demand, presentment or notice, all of which hereby are expressly waived, together with all costs, including, without limitation, legal fees and expenses, of collection, and the holder shall be entitled to exercise all other rights and remedies available at law or in equity. If the Company fails to pay the Default Amount within five business days of written notice that such amount is due and payable, then the holder shall have the right at any time, so long as the Company remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Company, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of common stock of the Company equal to the Default Amount divided by the conversion price then in effect.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (UNAUDITED)


     The debentures are secured by a security agreement under which the Company pledged substantially all of its assets, including goods, fixtures, equipment, inventory, contract rights, and receivables.

     The following schedule reflects convertible debentures as of September 30, 2003 and December 31, 2002 (in order of original issue date):

                                                                                     2003                2002
                                                                                ----------------    ----------------
     12% convertible debenture, interest payable quarterly,  unsecured, due     $       45,850      $      250,000
      October 16, 2003 (net of conversion of $204,150)

     12% convertible debenture, interest payable quarterly,  unsecured, due
      August 21, 2003                                                                   55,000              55,000

     12% convertible debenture, interest payable quarterly,  unsecured, due
      December 10, 2003                                                                195,000             195,000

     12% convertible debenture, interest payable quarterly,  unsecured, due
      April 16, 2004                                                                    50,000                -

     12% convertible debenture, interest payable quarterly,  unsecured, due
      May 15, 2004                                                                      25,000                -

     12% convertible debenture, interest payable quarterly,  unsecured, due
      June 20, 2004                                                                     35,000                -

     12% convertible debenture, interest payable quarterly,  unsecured, due
      July 18, 2004                                                                    140,000      $         -
                                                                                ----------------    ----------------
         Total                                                                  $      545,850      $      500,000
                                                                                ================    ================


NOTE 4   NOTE PAYABLE

     Note payable consists of a $50,000 note due to an individual that is non-interest bearing, convertible to shares of common stock at $1.50 per share, unsecured, due March 23, 2003. This note is currently being renegotiated.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE 5   COMMITMENTS AND CONTINGENCIES

     On June 5, 2003,  the Company  finalized  an  agreement  through  which the
     Company is to receive a media package, which will include broadcast productions as well as print media placements. The consideration includes $30,000 for advertising production costs, payable in $10,000 increments based on completion of certain milestones by the consultant. As of September 30, 2003, all of the production milestones have been completed. Accordingly, $30,000 of selling expense has been recognized. The consideration also includes 500,000 shares of common stock to be issued having an aggregate fair market value of $8,500 (based on the closing trading price on the date the agreement was finalized) for advertising communication costs. The expense related to the shares was recognized the first time the advertising occurred, which was in August 2003.

     The Company is required to pay royalty payments at a rate of $3 per copy of certain software that is distributed in any manner. The minimum royalties are $500 for the second quarter of 2003, $1,000 for the third quarter for 2003, $2,000 for the fourth quarter of 2003 and $3,000 per quarter thereafter. The term of the agreement is perpetual provided the Company continues to pay the royalty payments within 120 days after the end of each quarter and abides by the other terms of the agreement. During the nine month period ended September 30, 2003, the Company recorded the minimum royalties of $1,500.

NOTE 6   GOING CONCERN

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $662,195, a negative cash flow from operations of $261,567, a working capital deficiency of $794,625 and a stockholders' deficiency of $672,881. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Management's plans include obtaining additional financing for which they are currently in active negotiations with several financing institutions and increasing sales of the Quill computer mouse.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE 7   SUBSEQUENT EVENTS

     Subsequent to September 30, 2003, the Company issued 8,574,631 shares of common stock upon conversion of $38,100 principal amount of debentures.

     Also, subsequent to September 30, 2003, the Company issued an aggregate of 3,750,000 shares of common stock for options exercised for aggregate proceeds of $18,750.

     Effective November 2003, the Company entered into a three-year operating lease at $1,897 per month expiring October 31, 2006.

Item 2. Management Discussion and Analysis

Certain information contained in this quarterly report are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). Factors set forth that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this quarterly report. In addition to statements, that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission. In addition, prior financial performance and customer orders are not necessarily indicative of the results that may be expected in the future and the Company believes that such comparisons cannot be relied upon as indicators of future performance. Additionally, the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The accompanying notes are an integral part of the condensed consolidated financial statements.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Gross Profit

For the three months ended September 30, 2003, the Company generated revenue of $54,524, an increase of $22,598, or 71%, as compared to the previous 2003 quarter. There was no revenue in the comparable period of 2002. Cost of sales was $9,141 for the three months ended September 30, 2003, with no cost of sales for the three months ended September 30, 2002. Gross profit was $45,383 or 83% of revenue for the quarter. The increase in the Company's revenues and cost of sales resulted from the commencement of sales by the Company of its Quill Mouse and related accessories.

Operating Expenses

For the three months ended September 30, 2003, operating expenses increased $35,068 or 33% from $105,670 for the three months ended September 30, 2002 to $140,738 for the three months ended September 30, 2003. The increase in the Company's operating expenses is attributable to increases in selling expenses of $10,620 and professional fees of $30,069, which was partially offset by a decrease in consulting fees of $6,500.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Gross Profit

For the nine months ended September 30, 2003, the Company generated revenue of $98,151. There was no revenue in the comparable period of 2002. Cost of sales was $17,721 for the nine months ended September 30, 2003, with no cost of sales for the nine months ended September 30, 2002. Gross profit was $80,430 or 82% of revenue for the period. The increase in the Company's revenues and cost of sales resulted from the commencement of sales by the Company of its Quill Mouse and related accessories.


Operating Expenses

For the nine months ended September 30, 2003, operating expenses increased $73,389 or 18% from $403,055 for the nine months ended September 30, 2002 to $476,444 for the nine months ended September 30, 2003. The increase in the Company's operating expenses is attributable to increases in selling expenses of $45,620 and consulting and professional fees of $17,536.

Cash Position

Operating Activities

During the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, the Company used $261,567 and $306,274, respectively, to fund operating activities. The decrease of $44,707 was primarily the result of a decrease in net loss of $100,118 with an increase in accounts payables and accrued expenses of $41,405 and a decrease in current assets of $26,274, offset by a decrease on non-cash expenses of $123,090.

Investing Activities

During the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, the Company used $11,150 and $23,245, respectively, to fund investing activities. This decrease of $12,095 was the result of the Company expending funds on the upgrading of its software in 2003, without any increase in its property and equipment.

Financing Activities

During the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, the Company realized cash of $257,000 and $403,774, respectively, in connection with financing activities. This decrease of $146,774 was the result of a decrease in the sale of secured convertible debentures, shares of common stock and proceeds from note payable.

LIQUIDITY AND CAPITAL RESOURCES

The Company, including its subsidiaries, has incurred start-up costs, including administrative costs and research and development costs, while realizing limited operating revenue. Revenue commenced in late 2002. To date, the Company has funded operations primarily from the proceeds of sales of its securities and from loans. Since inception, the Company has received an aggregate of $903,648 from the sale of its securities and $948,924 from loan proceeds. Designer Appliances issued promissory notes in an aggregate amount of $161,650 for the cost of purchasing the intellectual property rights to its products, which were repaid in full from subscription proceeds in 1999.

The Company has had minimal, though increasing, sales and revenue through September 30, 2003, obtained through indirect marketing programs. Such sales were primarily via its website as it develops recognition for its products and a knowledge of its brand amongst the professional ergonomic industry. Since inception, the Company and its subsidiaries have focused on organizational activities and research and development of the Company's products and the development of marketing strategies. At the end of 2002, the Company commenced production and shipment of its Quill mouse product. Management estimates that it would require between $6.5 million and $18.2 million over the next two years to support manufacturing and marketing operations of all the products in its intellectual property rights portfolio, which include vacuum cleaner and other intellectual property rights bearing domestic appliances. The Company will consequently maintain a focus on developing sales of its Quill Mouse and related products and, to this end, has introduced two new products:

o Nib software, which performs a high percentage of computer mouse clicks for the users and subject to its effective utilization; and

o    The Quill Well Mouse mat.

In addition it has also entered into a co-marketing agreement with Balance Systems Inc, maker of the FlexTend Orthotic Exercise Glove to produce hybrid product offering called the Carpal Management System.

Revenues generated by sales of the QUILL where possible will be used to further develop QUILL sales until a cash flow positive and profit positive position can be established at sustainable levels so allowing for access to bank credit instruments, thereby reducing the extent of external financing required. The estimated amount of working capital that the Company will need, to implement the commercialization and distribution over the next year of the QUILL Mouse, at current operational levels, and in the absence of sales, is approximately $500,000. There are no planned acquisitions of additional subsidiaries during the next 12-month period.

RECENT FINANCING

May 2002 Financing

The Company entered into a Securities Purchase Agreement on May 15, 2002; with several institutional investors (the "Investors") for the sale of the Company's 12% secured convertible debentures in the principal amount of $500,000 and the Company also issued warrants to purchase an aggregate of up to 1,500,000 shares of the Company's common stock. The modified terms of the convertible debentures provide for full payment of the initial $250,000 funding on or before October 16, 2003. As of September 30, 2003, $204,150 of the principal amount of these debentures had been converted into common stock, leaving a principal balance of $45,850. The remainder of the debentures issued in 2002 are due $55,000 on August 21, 2003 and $195,000 on December 10, 2003. The debentures, including accrued and unpaid interest, may be converted at any time at the lesser of (i) $.05 or (ii) the average of the lowest three (3) trading prices during the 20 trading days immediately prior to the date the conversion notice is sent, divided by two. The warrants entitle each investor to purchase shares of the Company's common stock at a price equal to $.05 per share. The Company utilized the net proceeds generated from the sale of the secured convertible debentures for working capital and marketing purposes.

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

Certain of the Company's debentures came due during the second and third quarters of 2003. The Company had previously received a five-month extension of the maturity date of the debentures issued on May 15, 2002, to October 16, 2003. The remaining outstanding balance of $7,750 of these debentures ($45,850 less amount converted subsequent to September 30, 2003 (See Note 7)) has not been paid. Also, the debentures due on August 21, 2003 were not paid at maturity. Because of the non-payment of the August debentures, all of the debentures issued in 2002 are in default as of September 30, 2003. The investors, through the delivery of a default notice, can require repayment of the debentures, which includes penalties.

April 2003 Financing

To  obtain  funding  for  our  ongoing  operations,  we  entered  into a  second
Securities Purchase Agreement with four accredited investors on April 16, 2003 for the sale of (i) $250,000 in convertible debentures and (ii) warrants to buy 500,000 shares of our common stock. The investors have provided us with an aggregate of $250,000 as follows:

o $50,000 was disbursed on April 16, 2003;

o $25,000 was disbursed on May 15, 2003;

o $35,000 was disbursed on June 20, 2003; and

o $140,000 was disbursed on July 18, 2003.

Accordingly, we have received a total of $250,000 pursuant to the Securities Purchase Agreement. The Company utilized the net proceeds generated from the sale of the secured convertible debentures for working capital and marketing purposes.

The debentures bear interest at 12%, mature on one year from the date of issuance, and are convertible, including accrued and unpaid interest, into our common stock, at the selling stockholders' option, at the lower of (i) $0.05 or
(ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. Accordingly, there is in fact no limit on the number of shares into which the debentures may be converted. Except as otherwise noted, the investors were accredited investors and transfer was restricted by Torbay in accordance with the requirements of the Securities Act of 1933. In addition the investors were provided with access to our Securities and Exchange Commission filings.

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

CONTRACTUAL COMMITMENTS:

As of the September 30, 2003 the contractual commitments of the Company were as follows.





ENTITY           PURPOSE            AMOUNT        DURATION      COMMENT
---------------  ----------------  ---------  ----------------  -------

                 Office                       3 Years from Nov
Property Lease   accommodations    $1,897.38  03
---------------  ----------------  ---------  ----------------  -------
                 Car                          36 months from
Lease Financing  Lease/Purchase    $     534  Feb 03
---------------  ----------------  ---------  ----------------  -------



As of September 30, 2003, the Company has secured convertible debentures outstanding as follows:




                                                                                             Warrants
                                                                                             Issued in
                                                                                             Connection
                                         Issued                                                with
Date of                               Convertible     Principal     Principal     Accrued   Convertible
Issuance           Date of Maturity    Debenture      Redeemed      Amount Due    Interest   Debenture
----------------- ------------------- -------------- ------------ ------------ ------------ -------------
First Issuance          11/14/03      $500,000.00    $164,450.00  $335,550.00  $59,523.73     750,000
---------------
 (May 2002)

Second  Issuance         4/16/04       250,000.00      38,700.00   211,300.00   7,010.80     500,000
-----------------
 (April 2003)

                                     -------------- ------------ ------------ ------------ -------------
                   Total              750,000.00     203,150.00   545,850.00   66,534.53    1,250,000
                                     -------------- ------------ ------------ ------------ -------------


ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not aware of any currently pending legal proceeding or that a governmental authority is contemplating any commencing a proceeding.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

To  obtain  funding  for  our  ongoing  operations,  we  entered  into a  second
Securities Purchase Agreement with four accredited investors on April 16, 2003 for the sale of (i) $250,000 in convertible debentures and (ii) warrants to buy 500,000 shares of our common stock. The investors have provided us with an aggregate of $250,000 as follows:

o $50,000 was disbursed on April 16, 2003;

o $25,000 was disbursed on May 15, 2003;

o $35,000 was disbursed on June 20, 2003; and

o $140,000 was disbursed on July 18, 2003.

Accordingly, we have received a total of $250,000 pursuant to the Securities Purchase Agreement. The Company utilized the net proceeds generated from the sale of the secured convertible debentures for working capital and marketing purposes.

The debentures bear interest at 12%, mature on one year from the date of issuance, and are convertible, including accrued and unpaid interest, into our common stock, at the selling stockholders' option, at the lower of (i) $0.05 or
(ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. Accordingly, there is in fact no limit on the number of shares into which the debentures may be converted. Except as otherwise noted, the investors were accredited investors and transfer was restricted by Torbay in accordance with the requirements of the Securities Act of 1933. In addition the investors were provided with access to our Securities and Exchange Commission filings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Certain of the Company's debentures came due during the second and third quarters of 2003. The Company had previously received a five-month extension of the maturity date of the debentures issued on May 15, 2002, to October 16, 2003. The remaining outstanding balance of $7,750 of these debentures ($45,850 less amount converted subsequent to September 30, 2003 has not been paid. Also, the debentures due on August 21, 2003 were not paid at maturity. Because of the non-payment of the August debentures, all of the debentures issued in 2002 are in default as of September 30, 2003. The investors, through the delivery of a default notice, can require repayment of the debentures, which includes penalties.

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

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K for the third quarter of fiscal 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORBAY HOLDINGS, INC.

By: William Thomas Large
---------------------------------------------------------------
Name: William Thomas Large
Title: President and Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

Date: December 15, 2003