Form 10KSB
period 2003-12-31
TORBAY HOLDINGS INC
filed 2004-04-14
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

                          Commission File No.: 0-25417

                              TORBAY HOLDINGS, INC.
                 (Name of small business issuer in its charter)

           DELAWARE                                      52-2143186
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

                        140 Old Country Road, Suite 205,
                               Mineola, NY, 11501
                    (Address of principal executive offices)

                                  516 747 5955
                           (Issuer's Telephone Number)

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the issuer's fiscal year ended December 31, 2003 were $137,944.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days:
$6,841,300 based on the closing price of the Company's common stock on March 25, 2004 of $.09 per share.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The Company had 83,539,155 shares of common stock outstanding as of April 7, 2004.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No   [X]

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

ITEM 1.  DESCRIPTION OF  BUSINESS

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

All references to "dollars," "U.S. dollars," "$," or "US$" are to United States dollars, and all references to "pounds" or "(pound)" are to British pounds sterling. As of December 31, 2003, the Interbank exchange rate was (pound)
1.8245 to $1.00.

BUSINESS AND ACQUISITION STRATEGY

We plan to acquire diversified, wholly-owned subsidiaries which are late-stage development or early-stage commercial companies, with opportunities in niche markets. Additionally, we intend to own and manage assets from a variety of locations each having protection either by deed or intellectual property rights(IPR). We intend to purchase subsidiaries on an equity participation basis and issue convertible preferred stock, which will be convertible to common stock upon the attainment of a profit objective of a specified subsidiary or product line within a given time frame, in exchange for the outstanding voting stock of the subsidiary. In this way, value is not delivered to the incoming businesses until such businesses reach specified profitability targets.

We acquired Designer Appliances Ltd., as part of an IPR acquisition strategy. Torbay Holdings has completed agreements to acquire intellectual property rights. We have subsequently filed with the United States Patent and Trademark Office for registered trademarks and further patents upon the product previously called "Project KAT" which was launched commercially as the Quill and is to be renamed Quill-AirO2bic Mouse as the benefits of not having to grip a computer mouse are anticipated as beneficial to maintaining the hand in a better aerobic condition.

We have acquired an exclusive license to software that performs the majority of the clicking necessary to use a computer mouse and have launched it as a product called Nib (for PC machines) and McNib (for Macintosh machines). When purchased with a computer mouse the system is called the Virtually Hands Free mousing system.

We have significant testimony to suggest that our mouse product and mouse and software product help alleviate conditions in mouse users known as Carpal Tunnel Syndrome and Repetitive Strain Injury and that these products are beneficial to persons with impairments or disability of the hands in facilitating a more usual use of a mousing device.

We have acquired Designer Appliances, Inc., a Delaware company, as a wholly owned subsidiary. We intend for this subsidiary to be responsible for sales of the Company's products in the United States and to enter into distribution agreements in other countries.

DESIGNER APPLIANCES, LTD.

Designer Appliances, Ltd. is organized under the laws of the United Kingdom and owns the designs to attractive appliance products. Designer Appliances Ltd has been kept dormant as a trading company as the primary market for initial sales is seen as the US market, via Designer Appliances Inc.


OPERATIONS

Sales of our mouse products were on-going in 2003 during which distribution was developed on our website, www.quillmouse.com and through distributors of ergonomic and assistive products. Distributors are now established and active across the USA, Canada, the UK, The Netherlands, Belgium, Luxemburg, Austria, Sweden, Switzerland, Finland, Australia and Japan. Coverage in further geographic regions is anticipated along with investigations of retail outlet opportunities in the US, Canada and the UK.

The Quill computer mouse.
--------------------------

In July 2001, we entered into a definitive purchase agreement with two individuals who held the intellectual property rights and a third individual who was involved in the design drawings for the software and know-how for the computer mouse product now referred to as the Quill (formally known as the "KAT"). Under the terms of the agreement, we acquired all of the sellers'
rights,  title and  interests  in the KAT in exchange  for  220,000  convertible preferred shares. These shares will be convertible into 2,200,000 shares of common stock upon the satisfaction of certain financial performance requirements under the agreement's terms. Under this agreement an additional 200,000 convertible preferred shares were also to be issued if and when a patent was granted. Such patent rights were granted in January 2002 and such additional 220,000 convertible preferred shares were issued in April 2002. These additional preferred shares are convertible under the identical financial performance requirements. In the event that the financial performance requirements are not achieved within five years from the signing of the agreement, then these preferred shares will convert into common stock on a 1:1 basis rather than a 10:1 basis.

The Quill design mouse design maintains the hand in a "Functional Neutral" position, one in which the muscles of the hand are kept under constant tension so allowing for normal blood flows and less fatigue. The overall impact of this design allows for the user of the Quill Mouse to move any point on the computer screen cursor without having to grip with the muscles of the hand, which the Company believes is unique and is not offered or provided by any other manufacturer.

The uniqueness of this product may be considered reflected in the fact that it is currently the only conventional mouse listed under Section 508 of the 1998
Amendments to the US Government's Rehabilitation Act under which certain physical standards are provided in order to achieve compliance.

The Guide to the Section 508 Standards for Electronic and Information Technology Desktop and Portable Computers (1194.26) (updated August 1, 2001) provides that controls and keys shall be operable with one hand and shall not require tight grasping, pinching, or twisting of the wrist. The force required to activate controls and keys shall be 5 lbs. (22.2 N) maximum.

Nib Software

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

We are in the process of developing our E-Quill-Liberator Software that we believe will help manage injuries typically associated with using a computer mouse such as Cumulative Trauma Disease (CTD) or Repetitive Strain Injury (RSI) and Carpal Tunnel Syndrome (CTS). The mouse driver software supplied will have a user de-selectable default that prompts users to take a 15 minute break every two hours, which is a recommendation of the OSHA and published in their Ergonomic Report: Office and Clerical, extracts relating to TW921209, Computer Layout & Design. The E-Quill-Liberator software suite will extend fatigue management and make recommendations as to how users might seek to alleviate observed sensations in specific limb zones by offering a series of exercises. The information, securely contained on the users personal computer, would be used to suggest breaks and exercises customized to suit their individual body mechanics.

Other Products We are Developing

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

MARKETING

Designer Appliances Inc. has enacted a strategy of "Marketing the Science" in its products to raise market awareness of the issues of computer mouse injury and of the Assistive technology benefits of its products. To that end it has maintained an informative website that has raised the awareness of visitors sufficiently to create sales of our products directly to visitors to the site. It has provided the same type of information to its distributors including the translation into German and Swedish of informative and instructional documents.

It is our belief that being seen as the market innovator and an authority on issues relating to the use of computer mice, brand recognition can be achieved and sales to professional bodies, therapists and ergonomists can be achieved. We also anticipate that such recognition will enable us to form strategic relationships with other companies who do not possess such expertise, but are have a co-market existence.

This strategy has lead to our mouse products being reviewed by a number of magazines, the placement of technical articles in corporate ergonomic media and our receipt of an invitation to write an article for the International Human Factors and Ergonomics Association on the subject of "Practical Mousing".

Our marketing initiatives are focused on the Assistive Technology and the Functional Impairment markets:

The Assistive Technology Sector

MAJOR COMPETITORS

As the primary area of our business activity is within the computer mouse market, all references are to that specific market.

Competition in the "main-stream" computer mouse product sector is typically global by most product providers. Major players in the computer mouse supply sector may include, but not be limited to, Logitech, Kensington and Microsoft all of whom offer global computer mouse product supplies.

In the "ergonomic" market competition would be defined as the 3M Ergonomic Mouse and the Contour Design Mouse Products.

In terms of market differentiation, we are the only provider, to our knowledge, of a "grip-less" and "Functional Neutral" mouse product, while also offering a click-less software option.

PATENTS AND TRADEMARKS

      The British Patent Office has granted the following Design and Trademark registrations made by the Company:


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


US Patent and Trademark Office
------------------------------
Trademark "E-Quill-Liberator"                  US trademark Granted No. 78/105096


Further Design and Utility Patents have been applied for and further patents and trademarks are planned.

The British patents expire 20 years after the date of grant. United States patents expire 14 years after the date of grant. The trademarks expire on the tenth year from the date the trademark was granted.

Recent Events

In March 2003 the Virtually Hands Free mousing system product received a commendation for "Ease of Use" from the Arthritis Foundation.

EMPLOYEES

We have two full-time employees, including our executive officers, neither of which have formal employment agreements with us. We have also retained two part-time consultants. Further recruitment of office support and marketing individuals are planned in 2004.

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

WE HAVE NOT EARNED SUFFICIENT REVENUES TO MAINTAIN THE CORPORATION WITHOUT FURTHER FINANCING AND WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

We had a net loss of $874,816 for the year ended December 31, 2003. Because we increased our product development and manufacturing activities, we anticipate that we will incur operating expenses in connection with continued development, testing and manufacturing of our proposed products, and expect these expenses will result in continuing and, perhaps, significant operating losses until such time, if ever, that we are able to achieve adequate product sales levels. Revenues and profits, if any, will depend upon various factors, including whether we will be able to manufacture and market our appliance and computer products.

THERE IS UNCERTAINTY AS TO OUR CONTINUATION AS A GOING CONCERN.

We had a net loss of $874,816 for the year ended December 31, 2003. We had an accumulated deficit of $3,910,170 and a total stockholders deficiency of $729,016 as of December 31, 2003. These conditions raise substantial doubt about our ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet our working capital needs. We need approximately $500,000 to fund our operations through 2004 if we do not generate any revenues. If we continue to incur losses, we may not be able to fund continuing business operations, which could lead to the limitation or closure of some or all of our operations.

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

IF WE ARE NOT ABLE TO CONTRACT WITH RETAIL OUTLETS TO SELL OUR PRODUCTS, WE MAY NOT BE ABLE TO CONTINUE TO OPERATE.

We intend to market our non-computer appliance products through ergonomic distributors, computer distributors and eventually in retail or department store outlets. We currently have some arrangements with ergonomic and small-scale computer distributors.

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

      A DEFAULT BY US UNDER OUR SETTLEMENT AGREEMENT WITH THE HOLDERS OF OUR 12% DEBENTURES WOULD ALLOW THEM TO OBTAIN A JUDGMENT AGAINST US FOR SUBSTANTIALLY MORE THAN OUR OUTSTANDING OBLIGATIONS TO THEM.

      On February 17, 2004, we entered into a Redemption and Settlement Agreement and Mutual General Release under which we redeemed all of our outstanding 12% debentures and related warrants by issuing 6,000,000 shares of our common stock to the debenture holders, plus $200,000 in cash, payable in monthly installments of $16,667.

      At the time of the execution of the settlement, we delivered to the former debenture holders a fully executed Affidavit of Confession of Judgment ("Judgment"), in the amount of $350,000, plus accrued interest, late fees, liquidated damages, and attorneys' fees and costs. The Judgment will be held in escrow by Brune & Richard LLP pending our performance of the obligations set forth in this Judgement. If we become in default of the Judgement, the former debenture holders will become entitled to file the Judgment in the New York State Supreme Court.

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

FUTURE SALES OF SHARES THAT ARE CURRENTLY RESTRICTED FROM IMMEDIATE RESALE COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY, EVEN IF OUR BUSINESS IS DOING WELL.

As of April 7, 2004, we have 83,539,155 shares of our common stock issued and outstanding of which 11,522,185 shares are restricted shares. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of Common Stock may lower market prices of our Common Stock.

ENFORCEABILITY OF CERTAIN CIVIL LIABILITIES

One of our officers and directors has a primary residence outside the United States. We anticipate that a substantial portion of the assets that may be developed or acquired by us will be located outside the United States and, as a result, it may not be possible for investors to effect service of process within the United States upon the such person, or to enforce against our assets or against such person judgements obtained in United States courts predicated upon the liability provisions, and most particularly the civil liability provisions, of the United States securities laws or state corporation or other laws.

ITEM 2. DESCRIPTION OF PROPERTY

We have our executive offices at 140 Old Country Road, Suite 205, Mineola, NY 11501. We lease theses premises, consisting of approximately 1,060 square feet of office space under a three year lease expiring on October 31, 2006. The monthly rental is $1,676.75 for the period ending October 31, 2004, $1,743.82 for the period November 1, 2004 to October 31, 2005 and $1,813.57 for the period from November 1, 2005 to October 31, 2006.

Designer Appliances Inc.'s offices are also at this location. On April 16, 2002 we contracted with Dynapoint, Inc., located in California, for Dynapoint to provide warehousing and logistics facilities for our Quill product. We believe that our properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.


ITEM 3. LEGAL PROCEEDINGS

      As of the date of this Form 10-KSB, we are not a party to any litigation, and management has no knowledge of any threatened or pending litigation against us.

      On February 17, 2004, we entered into a Redemption and Settlement Agreement and Mutual General Release under which we redeemed all of our outstanding 12% debentures and related warrants by issuing 6,000,000 shares of our common stock to the debenture holders, plus $200,000 in cash, payable in monthly installments of $16,667.

      At the time of the execution of the settlement, we delivered to the former debenture holders a fully executed Affidavit of Confession of Judgment ("Judgment"), in the amount of $350,000, plus accrued interest, late fees, liquidated damages, and attorneys' fees and costs. The Judgment will be held in escrow by Brune & Richard LLP pending our performance of the obligations set forth in this Judgement. If we become in default of the Judgement, the former debenture holders will become entitled to file the Judgment in the New York State Supreme Court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock was authorized to trade on December 23, 2000 on the over-the-counter market with quotations available on the OTC Electronic Bulletin Board under the symbol "TRBY." No trades occurred until January 3, 2001.

      The following table sets forth the range of high and low bid quotations of our common stock for the periods indicated. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions, and may not represent actual transactions.

                                            HIGH            LOW
                                           -------         ------
YEAR  ENDED  DECEMBER  31,  2002

First Quarter                              $0.39            $0.11
Second  Quarter                            $0.29            $0.04
Third  Quarter                             $0.16            $0.05
Fourth  Quarter                            $0.28            $0.03

YEAR  ENDED  DECEMBER  31,  2003

First Quarter                              $0.062           $0.036
Second Quarter                             $0.039           $0.016
Third Quarter                              $0.022           $0.009
Fourth Quarter                             $0.008           $0.005

SECURITY HOLDERS

      At April 7, 2004, there were 83,539,155 shares of our common stock outstanding, which were held of record by approximately 439 stockholders, not including persons or entities who hold the stock in nominee or "street" name through various brokerage firms.

Dividends

      We have not paid a dividend since our incorporation. The Board of Directors may consider the payment of cash dividends, dependent upon our results of operations and financial condition, tax considerations, industry standards, economic considerations, regulatory restrictions, general business factors and other conditions. Our ability to pay dividends may be dependent upon the dividend payments we receive from Designer Appliances.

Recent Sales of Unregistered Securities

      In order to obtain funding for our ongoing operations, we entered into a second Securities Purchase Agreement with four accredited investors on April 16, 2003 for the sale of (i) $250,000 in convertible debentures and (ii) warrants to buy 500,000 shares of our common stock. We believe that such transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and Regulation D promulgated thereunder.

      In August 2003 we issued and sold 583,333 shares of our common stock to Mr. William Bragg upon exercise of options for an aggregate purchase price of $7,000. We believe that such transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and Regulation D promulgated thereunder.

      In October and November 2003 we issued and sold an aggregate 5,000,000 shares of our common stock to two people upon exercise of options for an aggregate purchase price of $25,000. We believe that such transactions were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and Regulation D promulgated thereunder.

      In March 2004 we issued 500,000 shares of our common stock to TVA Productions in partial payment for promotional services. We believe that such transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and Regulation D promulgated thereunder.

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

OVERVIEW

We are a holding company for late-stage developmental, or early-stage commercial, companies with opportunities in niche markets. We currently own two subsidiaries, Designer Appliances Ltd., an inactive United Kingdom ("UK") company, and Designer Appliances, Inc., a Delaware corporation, and will active seek additional and appropriate acquisitions, subject to comments below. We have acquired valuable intellectual property rights including an exclusive license on proprietary software and a UK patent for a computer mouse that is thought to be beneficial to computer mice users with regards to the area of treatment and prevention of repetitive strain injury. The UK patent is the basis for further patent applications that may result in an extent of the scope and geography of our current patent position. We have achieved what we believe are significant technical developments that will be patent protected, though there is no guarantee that such developments will proceed to a patent.

We sell and market the Quill Mouse computer mouse and software. The Company's products are designed to justify a premium price in the upper and certain niche sectors of our markets. There is no assurance that we, through our active subsidiary, will be able to continue to manufacture or market these items.

The Company intends to market and sell only products that are designed to attract a premium, niche or upscale market. Management believes that it has identified several products, including the Quill "Grip-less" Mouse and Nib "Click-less" software, of an under exploited opportunity in the computer, household and domestic appliances markets. Because of the Company's precarious financial condition and limited capital resources, it is currently limiting its operations to the production and sale of the Quill Mouse and related software.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

Gross Profit

For the year ended December 31, 2003, the Company generated revenue of $137,944 compared to $3,553 for the year ended December 31, 2002, revenues in 2002 commencing in October. Cost of sales was $24,604 for the year ended December 31, 2003, compared to $513 for the year ended December 31, 2003. Gross profit was $113,340 or 82% of net revenues for the year ended December 31, 2003 relative to $3,040 or 86% of net revenues for the year ended December 31, 2002. The increase in the Company's revenues and cost of sales resulted from the commencement of sales by the Company of its Quill Mouse product and related system configurations, system components and accessories.

Operating Expenses

For the year ended December 31, 2003, operating expenses decreased $345,061 or 32% from $971,952 for the year ended December 31, 2002 to $626,891 for the year ended December 31, 2003. The decrease in the Company's operating expenses, at a time when it is increasing its selling expenses ($54,799) and general and administrative expenses ($37,624), is primarily attributable to decreases in non-recurring consultancy fees of $437,812.

Liquidity and Cash Position

Operating Activities

For the year ended December 31, 2003, as compared to the year ended December 31, 2002, the Company used $297,004 and $497,417, respectively, to fund operating activities. The decrease of $200,413 was as a result of reduced net losses and increasing revenues offset by the cost of selling and administration.

Investing Activities

For the years ended December 31, 2003 and December 31, 2002, the Company used $24,018 and $25,245, respectively to fund investing activities. The primary acquisition cost in 2003 was the consideration paid by the Company for entering into an exclusive license to what is now the Company's software products.

FINANCING ACTIVITIES

For the year ended December 31, 2003 and December 31, 2002, the Company realized cash of $282,000 and $598,774, respectively, in connection with financing activities. The decrease of $316,774 in the year ended December 31, 2003 was the result of a decrease in financing received in 2003 from the sale of secured convertible debentures and shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company, including its subsidiaries, has incurred start-up costs, including administrative costs and research and development costs, while realizing limited operating revenue. Revenue commenced in late 2002. To date, the Company has funded operations primarily from the proceeds of sales of its securities and from loans.

The Company has had, though small relative to its costs of operations and maintaining its listing, increasing sales and revenue through December 31, 2003, obtained through direct marketing programs, via its website and indirectly through an increasing number of distributor/resellers who themselves have their own websites. This strategy is part of the development program that the Company has initiated for product and brand recognition amongst the "professional ergonomic" industry. The Company has developed an increasing reliance upon distributor/resellers as this business is now in excess of 50% of its overall sales by value. This business also impacts gross margin, as the distribution business requires additional margin to be provided compared to direct sales. The impact of this margin decrease was offset in 2003 with the increase in margin seen as a result of the introduction of software products resulting in an overall gross margin of 82% for the year ended December 31, 2003. As the possibility of entrance into the retail computer market sector is considered further, reductions in gross margin may be necessary to achieve the pricing incentives required by such outlets. In such an event it is considered that the increase in the volume of sales may be beneficial and thereby contribute to the main objective of attaining profit, within the single year experience in the pattern of business so far observed, existing distribution channels also showed seasonality in that a lower business activity was observed during main holiday season periods, most noticeably during the winter holiday period. This level of business, at least, immediately returned following the end of the holiday period.

Since inception, the Company has focused on organizational activities and research and development of the Company's products and the development of marketing strategies. At the end of 2002 the Company commenced production and shipment of its Quill mouse product. Management estimates that it would require between $6.5 million and $18.2 million over the first two years of operations to support manufacturing and marketing operations should the Company commence production of all the products in the Company's intellectual property rights portfolio. This portfolio includes vacuum cleaner, fans, heaters and other intellectual property right bearing domestic appliances. The Company has no view or expectation of raising this level of financing and so will consequently maintain and remain focused on developing sales of its Quill Mouse and related products and, to this end, introduced several new products during 2003:

      o Nib "click-less" software, which performs a high percentage of computer mouse button clicks for its users and subject to its effective utilization; can aid those with functional impairment due to injury and is also classified as Assistive Technology.

      o Nib Trial version: This is a 30-day active version of Nib software which is freely downloaded from the Company's www.quillmouse.com website.

      o The Quill Well Mouse mat: - Completes the "system approach" and helps to promote a permanent visual image of the Company's products in the user's environment.

      o The Virtually Hands Free (VHF) mousing system: - Is a bundle of the Quill Mouse and Nib Software that allows the user to elect not to use most of his muscles forward of his elbow, but still mouse and interact with his computer in a conventionally recognized manner.

      o Carpal Management Systems I & II: - Is a bundle of the VHF system and one (System I) or two (System II) Flextend orthotic gloves that facilitate the use of a recognized and medically validated therapy exercise glove with a mousing system that gives relief from the type of activity that some consider to cause clawing of the hand due to mousing.

The Company entered into a co-marketing agreement with Balance Systems Inc, maker of the FlexTend Orthotic Exercise Glove, to produce hybrid product offering called the Carpal Management System. It further developed software to integrate the exercise routines into the Company's E-Quill-Liberator suite so that the software provides a reminder for the exercises to be performed and offers video images of the exercises. This and copies of the Nib Trail software are now part of a CD that is distributed with Flextend glove shipped by Balance Systems Inc.

Critical Accounting Policies and Estimates

     Discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts reported in the consolidated financial statements and the accompanying notes. On an on-going basis, we evaluate our estimates, including those related to intangible assets, equity based compensation and litigation. We base our estimates on experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

SECTION 508 AMENDMENTS TO THE 1998  REHABILITATION ACT.

The General Services Administration (GSA) implemented a program that sets standards for information technology so as to make such technology accessible to those with special needs. The standards are applied under what is called Section 508,which are described in full at www.section508.gov details pertaining to our products can be found at www.quillmouse.com under the heading GSA Section 508. These standards include a section relating to input devices, such as computer mice and under item 1194.26, subsection 2.0 a standard is prescribed for input devices. Companies that consider their products to comply to such standards can apply to have their products listed on the section508.gov website by completion of disclosure forms that are then inspected and their information then listed if considered compliant. The GSA then provides access to the product and company information on the website. The Company, having evaluated the standard and believing that its products complied, submitted its applications for the Quill Mouse and the Virtually Hands Free Mousing System (mouse and software bundle), which were subsequently processed and are now listed on the Section 508 website as being compliant. At this time, to the Company's knowledge, there are no other products listed on the website by other companies that may be considered to be competitive to the Company's products, be they niche ergonomic computer mice or mass-market supplier computer mice. The Company is therefore active in the development of the potential such a listing has for opportunity to sell product to the US Government under this provision. It should be understood that this listing is not an endorsement or recommendation but an information source for those who work or have needs in this are to help them make their decisions thereby.

Subsequent "Marketing" Event. In March of 2004, following an independent review by a designer, health care professionals and persons with arthritis, the Arthritis Foundation in the US have given an Ease of Use commendation to the Virtually Hands Free Mousing system and under a licensing agreement the Company is permitted to use the Arthritis Foundation's Ease of Use logo as a graphic indication of the commendation.

COMPETITION:
It is the view of the board that all suppliers of computer mouse products are potential competition. Within that principle it can be considered that there exists direct competition, at this time considered to be companies marketing other niche or small scale Ergonomic Products, and indirect competition or mass-market retail competitors. The Company considers competition to be any other company that can potentially divert sales dollars away from those that could be spent on our products.

At this time the Company believes that it holds a unique position in the marketplace, as it is the only provider of mouse products that do not require grip to be used and has an associated software product that removes the need to be clicked. Likewise, no other competitive products, either direct or indirect in market presence, have Section 508 compliance claims or have been reviewed and commended for ease of use for persons with arthritis. While this position could change, it would require competitors to expend significant product development costs and risk potential infringement of the intellectual property rights of the Company. These rights are undergoing extension with additional patents having been filed on both design and utility basis in the U.S. with the intention to extend these and other applications contemplated into PCT or world-wide patents.

The employment of an IPR strategy is considered, but not guaranteed, to act as a barrier to entry by other providers of computer mice. It is also considered that the market environment, in regards to the general lack of recognition by mouse manufacturers of health issues due to mouse product usage, precludes entries by established organizations who are outside of the directly competitive ergonomic sector. Their entry would likely raise more risk from the possible litigious consequence of launching a "health conscious product as, by inference, other and previous products could be viewed as "not health conscious". While this is opinion and cannot be relied upon as to maintain the Company's advantage in the future, it is considered that the opportunity for the Company to achieve a market share of 5% of the total new and replacement U.S. computer mouse market is possible from those impaired or having some form of disability under this market scenario. It is also the Company's intent to work with any other who may wish to license our technology.

Since achieving a Section 508 listing and the Arthritis Foundation commendation the Company has redefined its mission as to be a leading supplier of Assistive Technology Mouse products, an area that is not catered to by mass-market suppliers. The Company believes that this sector is now on the fringe of opportunity for supply into a bigger market accessible by retail distribution. A target of a 5% share of what is currently considered the annual new and replacement U.S. computer mouse market would translate into approximately 2 million mice sales per year, which on a worldwide basis could relate to 10 million pieces per year. This does not contemplate earlier retirement of computer mice and therefore possible upside due to an awareness of the issues and our products as a result of the Company's intended marketing activities.

At this time there are no other competitors who state they are providers of a Grip-less or Click-less computer mouse products or have a Section 508 listing or Arthritis Foundation commendation.

Revenues generated by sales of the QUILL and related products where possible will be used to further develop QUILL sales until a cash flow positive and profit positive position can be established at sustainable levels, thus allowing the Company to access bank financing and , thereby reducing the extent to which the Company must rely on other sources of external financing. In the absence of sales, the estimated amount of working capital that the Company will need, to expand the commercialization and distribution over the next year of the QUILL Mouse at planned operational levels, is approximately $500,000. There are no planned acquisitions of additional subsidiaries during the next 12-month period.

RECENT FINANCING

MAY 2002 FINANCING

The Company entered into a second Securities Purchase Agreement on May 15, 2002 with several institutional investors (the "Investors") for the sale of the Company's 12% secured convertible debentures in the principal amount of $500,000 and in connection therewith the Company issued warrants to purchase an aggregate of up to 1,500,000 shares of the Company's common stock. The modified terms of the convertible debentures provide for full payment of the initial $250,000 funding on or before October 16, 2003. As of September 30, 2003, $204,150 of the principal amount of these debentures had been converted into common stock, leaving a principal balance of $45,850. The remainder of the debentures issued in 2002 are due $55,000 on August 21, 2003 and $195,000 on December 10, 2003.
The debentures, including accrued and unpaid interest, may be converted at any time at the lesser of (i) $.05 or (ii) the average of the lowest three (3) trading prices during the 20 trading days immediately prior to the date the conversion notice is sent, divided by two. The warrants entitle each investor to purchase shares of the Company's common stock at a price equal to $.05 per share. The Company utilized the net proceeds generated from the sale of the secured convertible debentures for working capital and marketing purposes.

Under a related registration rights agreement, the Company agreed to register all of the shares underlying such convertible debentures and warrants on a registration statement on Form SB-2 to be filed with the Securities and Exchange Commission. The actual number of shares of common stock issuable upon conversion of the debentures and exercise of the related warrants is indeterminate, is subject to adjustment and could depend on factors which cannot be predicted by the Company at this time, including, among other factors, the future market price of the common stock and the anti-dilution provisions contained in the agreement. The Company has reserved 28,000,000 shares of its common stock for issuance upon conversion of the convertible debentures and the related warrants.

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

The debentures bear interest at 12% per annum, mature one year from the date of issuance, and are convertible, including accrued and unpaid interest, into our common stock, at the selling stockholders' option, at the lower of (i) $0.05 or
(ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. Accordingly, there is in fact no limit on the number of shares into which the debentures may be converted. Except as otherwise noted, the investors were accredited investors and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933. In addition the investors were provided with access to our Securities and Exchange Commission filings.

In November 2003 the Company entered into discussions with the debenture holders following the issuance of a summons in the High Court ahead of the file of a complaint. Further issuances of stock under the agreements were suspended from November 5, 2003. On February 17, 2004 the Company and the debenture holders entered into a Redemption and Settlement Agreement and Mutual General Release under which the Company has issued to the debenture holders in full satisfaction of all indebtedness and obligations under the debentures, an aggregate of 2 million shares of the Company's common stock and the Company further agreed to issue to the debenture holders an additional 4 million shares of the Company's common stock within 5 days after notice to the Company that the initial 2 million shares have been sold. The Company also agreed to pay to the debenture holders an aggregate of $200,000 in eight consecutive monthly installments of $16,666.66 each, the first of which shall be on May 1, 2004.

The Company's ability to continue its operations, in the absence of significantly increased revenues from sales, is dependent upon its ability to generate sales and in that absence it is dependent upon receiving sufficient and additional capital financing until such levels of sales are achieved to generate a positive cash flow. The Company may raise capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. The Company's financial statements raise substantial doubt about its ability to continue as a going concern if sufficient revenues are not generated or additional funding is not acquired or alternative sources of capital developed to meet its working capital needs. The Company plans to increase its revenues by increasing sales of the Quill Mouse and, if such revenues are not sufficient to meet its working capital needs, the Company will seek additional debt or equity financing.

The Company is not aware of any other material trend, event or capital commitment, which would potentially adversely affect liquidity.

ITEM 7. FINANCIAL STATEMENTS

      The consolidated audited financial statements for the year ended December 31, 2003 are included in this Annual Report on Form 10-KSB following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

      We carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chairman and the Principal Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

     (b) Changes in Internal Control.

     Based on the evaluation described in subparagraph (a) above, during the quarter ended December 31, 2003 there were no significant changes in our internal controls over financial reporting that have materially affected, or are likely to materially affect our internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT DIRECTORS AND EXECUTIVE OFFICERS

      The table below sets forth certain information with respect to our directors and executive officers as of March 25, 2004.


        Name                            Position
-------------------------       -----------------------

Alexander Gordon Lane           Chairman, Director and acting Secretary

William Thomas Large            Chief Executive Officer, President and Director

Thomas A. Marchant              Director

      All directors hold office until the next annual meeting of stockholders and until their successors are elected. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed. Directors do not receive cash compensation for their services to us as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

      Alexander Gordon Lane, 62, Secretary and a Director of Torbay Holdings,Inc. has served in such capacities since October 1999. Mr. Lane has been a Financial Consultant since 1998 and continues in such capacity. Mr. Lane has been in the financial services business for over 30 years. From 1976 to 1983 he served as Treasurer of Grindlays Bank PLCC, New York, and in 1983 he was a founding member of International Money Brokers which was acquired by Traditional North America. From 1993 to 1998, he was a principal of Intercontinental Exchange Partners, New York, as a capital markets broker in the interest and foreign exchange areas. Mr. Lane has an aeronautics degree from Wandsworth Technical College in London.

      William Thomas Large, 48, has been President and Chief Executive Officer since September 2000 and a Director of Torbay Holdings, Inc. and Chief Executive Officer of Designer Appliances since October 1998. From October 1996 until October 1998, Mr. Large was Chairman, Chief Executive Officer, a Director and a major stockholder of DeltaTheta Ltd., a heating and cooling technology company in Cheshire, England. From February 1997 until September 1999, Mr. Large also served as a director of DeltaMonitor Ltd., a medical devices company in Cheshire, England. From December 1996 until June 1997, Mr. Large also served as a director of SoundAlert Ltd, a company that manufactured emergency vehicle sirens. From September 1994 until July 1996, Mr. Large was a Director of AromaScan plc, a publicly listed instrumentation and technology company in Cheshire, England. Mr. Large graduated from Manchester Metropolitan University, in Manchester, England, and is the author or co-author of eight articles and two books relating to biochemical analysis.

      Thomas A. Marchant, 56, has served as a member of our board of directors since July 11, 2002. Thomas A. Marchant, joined Ford Motor Company in 1985 as Financial Sales Manager of Ford Credit Canada. Mr. Marchant directed a sales and marketing operation to institutional investors in the Commercial Paper and Medium Term Note Markets. In 1991 Mr. Marchant transferred to Ford World Headquarters in Dearborn, Michigan and assumed responsibility for consolidation and launch of the Canadian Treasury funding operation. Prior to joining Ford, Mr. Marchant held various positions with Greenshields Incorporated, one of Canada's foremost investment banking firms, First National Bank of Chicago, Grindlays Bank and Merrill Lynch.

ITEM 10. EXECUTIVE COMPENSATION

SALARY COMPENSATION

The following table sets forth a summary for the fiscal years ended, of the cash and non-cash compensation awarded, paid or accrued by us to our President and our most highly compensated officer other than the CEO, who served in such capacities at the end of fiscal 2003 (collectively, the "Named Executive Officers"). None of our executive officers earned in excess of $100,000 in total annual salary.

                 SUMMARY COMPENSATION TABLE ANNUAL COMPENSATION
                 ----------------------------------------------

Name and Principal                                               All Other
Positions                         Year    Salary($)  Bonus($)   Compensation($)
-------------------------------   ------  -------------------------------------

                                  2003      52,918      --           --
                                  2002      47,664
William Thomas Large              2001      (1)         --           --
Chief Executive Officer

                                  2003      29,700      --           --
Alexander Gordon Lane             2002      28,697
Chairman and Secretary            2001           0      --           --
-------------------------------

(1) Mr. Large is eligible for a performance-related bonus of up to 100% of his annual salary. In 2001 we issued 1,200,000 shares of common stock valued at $.10 per share to Mr. Large. We also paid to Mr. Large $30,815 in the form of Directors compensation.

EMPLOYMENT AGREEMENTS

      We have not entered into any employment agreements with our executive officers or other employees to date. We may enter into employment agreements with them in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth certain information as of April 7, 2004 regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock. In general, beneficial ownership includes those shares that a person has the power to vote, sell, or otherwise dispose. Beneficial ownership also includes thatnumber of shares, which an individual has the right to acquire within 60 days (such as stock options) of the date this table was prepared. Two or more personsmay be considered the beneficial owner of the same shares. In this Annual Report on Form 10-KSB, "voting power" is the power to vote or direct the voting of shares, and "investment power" includes the power to dispose or direct the disposition of shares. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares.

                                                 Amount and
                                                 Nature Of       Percent of
                           Position with        Beneficial         Common
Stock Name and Address     Torbay Holdings      Ownership (1)   Outstanding (1)
--------------------------------------------------------------------------------
Alexander Gordon Lane      Secretary, Director    982,777             1.18%
4 Milford Place
Hempstead, New York 11550

William Thomas Large       President, Chief     5,599,582(2)          6.70%
c/o 91 Tulip Avenue        Executive Officer
 Lily Building., Apt. A4   and Director
Floral Park, NY 11001

Thomas A. Marchant         Director               602,353             0.72%
c/o Torbay Holdings, Inc.
4 Milford Place
Hempstead, New York 11550

All Directors and Executive                    7,184,712(2)           8.60%
Officers as a Group
(3 persons)
-----------------------------------

(1)   Based upon 83,539,155 shares outstanding as of April 7, 2004.

(2) Includes 120,000 shares of our common stock owned by Mr. Large's minor children. Such figure does not include 3,000,000 shares of our common stock issuable to Mr. Large to reimburse Mr. Large for 3,000,000 shares transferred by him to a consultant in August 2003 in payment of an obligation of the Company.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED TRANSACTIONS

      Gordon Lane, the Chairman of the Company, having loaned to the Company an amount of $35,647 on March 26, 2002 converted such loan into 297,063 shares of the Company's restricted common stock.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits. The following exhibits are either filed as part of this report or are incorporated herein by reference:


2.1 Agreement and Plan of Merger between Torbay Acquisition Corporation and Torbay Holdings, Inc.(1)

3.1   Certificate of Incorporation of Torbay Holdings, Inc., as amended(2)

3.2   By-Laws of Torbay Holdings, Inc.(3)

4.1 Certificate of Designation with respect to Series 1 Convertible Preferred Stock of Torbay Holdings, Inc.(4)

4.2   Form of Common Stock Certificate(5)

10.1 Manufacturing Agreement between the Company and Dynapoint, Inc. dated April 16, 2002(6)

10.2 Redemption and Settlement Agreement and Mutual General Release, dated As of February 17, 2004 (7)

10.3  Lease, dated October 22, 2003 between 140 OCR, LLC and the Company

31.1  Certification of Chief Executive Officer and Principal Financial Officer.

32.1  Certification of Chief Executive Officer and Principal Financial Officer
----------------------------------

(1) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission (the Commission") on November 12, 1999 (the "1999 8-K").

(2)  Incorporated by reference to Exhibit 3.1 to the 1999 8-K.

(3)  Incorporated by reference to Exhibit 3.2 to the 1999 8-K.

(4)  Incorporated by reference to Exhibit 3.4 to the 1999 8-K.

(5)  Incorporated  herein  by  reference  to  Exhibit  4.2 to  the  Registration
     Statement on Form SB-2 (Registration No. 333-93847), filed with the Commission on December 30, 1999.

(6) Incorporated by reference to Exhibit 10.3 to our Form 10-KSB filed with the Commission on April 29, 2002.

(7) Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on February 18, 2004.

      (b)   Reports on Form 8-K.

      The Company did not file a Current Report on Form 8-K for the fourth quarter of the fiscal year ended December 31, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by Weinberg & Company, P.A. for professional services rendered for the fiscal years ended December 31, 2003 and 2002:

     Fee Category       Fiscal 2003                         Fiscal 2002
     ------------       -----------                         -----------

     Audit fees         $  48,600                           $   64,505
     Tax fees                   0                                1,736
                        ---------                           ----------
     Total fees         $  48,600                           $   66,241

Audit Fees. Consists of aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Weinberg in connection with statutory and regulatory filings or engagements. Fiscal year 2003 fees from Weinberg are estimated based on three quarterly reviews and the year end audit.

Tax Fees. Consists of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services included assistance regarding federal and state tax compliance.

The Audit Committee considers whether the provision of these services is compatible with maintaining the auditor's independence, and has determined such services for fiscal 2003 and 2002 were compatible.

AUDIT COMMITTEE POLICY ON PRE-APPROVAL OF SERVICES OF INDEPENDENT AUDITORS

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year. The Audit Committee may also pre-approve particular services on a case-by-case basis.

INDEX TO FINANCIAL STATEMENTS


PAGE        F-1         INDEPENDENT AUDITORS' REPORT

PAGE        F-2         CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2003

PAGE        F-3         CONSOLIDATED   STATEMENTS   OF   OPERATIONS   AND  OTHER
                        COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2003
                        AND 2002

PAGES       F-4 - F-5   CONSOLIDATED   STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'
                        DEFICIENCY  FOR THE YEARS  ENDED  DECEMBER  31, 2003 AND
                        2002

PAGES       F-6         CONSOLIDATED  STATEMENTS  OF CASH  FLOWS  FOR THE  YEARS
                        ENDED DECEMBER 31, 2003 AND 2002

PAGES       F-7 - F-24  NOTES  TO  CONSOLIDATED   FINANCIAL   STATEMENTS  AS  OF
                        DECEMBER 31, 2003 AND 2002

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
Torbay Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Torbay Holdings, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations and other comprehensive loss, changes in stockholders' deficiency and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Torbay Holdings, Inc. and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has a net loss of $874,816, a negative cash flow from operations of $297,004, a working capital deficiency of $856,033 and a stockholders' deficiency of $729,016. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 12. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

/s/ Weinberg & Company, P.A.

Boca Raton, Florida
March 26, 2004

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS

                                                                    2003
                                                                ------------
CURRENT ASSETS
 Cash                                                   $             12,387
 Accounts receivable                                                   3,295
 Inventory                                                            37,623
                                                                ------------
     Total Current Assets                                             53,305
                                                                ------------
PROPERTY AND EQUIPMENT - NET                                          24,594
                                                                ------------
OTHER ASSETS

 Intangible assets - net                                              95,628
 Deposits                                                              6,795
                                                                ------------
      Total Other Assets                                             102,423

                                                                ------------

      TOTAL ASSETS                                              $    180,322
                                                                ============
        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                          $    341,925
 Loan payable - officer                                                9,663
 12% convertible debentures                                          507,750
 Note payable                                                         50,000
                                                                ------------
TOTAL CURRENT LIABILITIES                                            909,338

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.0001 par
  value, 20,000,000 shares authorized,
  420,000 shares issued and outstanding                                   42
 Common stock, $.0001 par value,
  100,000,000 shares authorized,
  72,789,155 issued and outstanding.                                   7,278
 Common stock to be issued (3,500,000 shares)                            350
 Additional paid-in capital                                        3,352,853
 Accumulated deficit                                              (3,910,170)
 Accumulated other comprehensive loss                                (20,651)
 Deferred equity based expense                                      (158,718)
                                                                ------------

TOTAL STOCKHOLDERS' DEFICIENCY                                      (729,016)
                                                                ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                  $    180,322
                                                                ============

          See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND OTHER COMPREHENSIVE LOSS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                     2003          2002
                                                ------------    ------------

SALES, NET                                      $    137,944    $      3,553

COST OF SALES                                         24,604             513
                                                ------------    ------------

GROSS PROFIT                                         113,340           3,040
                                                ------------    ------------
OPERATING EXPENSES
 Selling                                             118,044          63,245
 Consulting fees                                     112,750         550,562
 Professional fees                                   175,258         181,043
 Directors fees and compensation                      82,480          76,367
 Other general and administrative                    138,359         100,735
                                                ------------    ------------
       Total Operating Expenses                      626,891         971,952
                                                ------------    ------------

LOSS FROM OPERATIONS                                (513,551)       (968,912)
                                                ------------    ------------


OTHER EXPENSES
 Interest and financing costs                        361,265         602,941
                                                ------------    ------------
       Total Other Expenses                          361,265         602,941
                                                ------------    ------------

NET LOSS                                            (874,816)     (1,571,853)

OTHER COMPREHENSIVE LOSS
 Foreign currency translation loss                    (7,994)        (13,105)
                                                ------------    ------------

COMPREHENSIVE LOSS                              $   (882,810)   $ (1,584,958)
                                                                ------------
                                                ============    ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED   $      (0.02)   $      (0.08)
                                                ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING - BASIC AND DILUTED           48,459,281      18,899,861
                                                ============    ============

          See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                             Preferred Stock        Common Stock
                                             Shares    Amount     Shares     Amount
                                           ---------  ---------  ---------  ---------

BALANCE, DECEMBER 31, 2001                        --  $      --  16,400,000     1,640

Issuance of common stock for
cash and warrants exercised                       --         --    935,686         93

Common stock issued for
 placement fee                                    --         --    300,000         30

Issuance of common stock
 issued for professional
 services                                         --         --  1,646,535        165

Common shares issued                              --         --    500,000         50

Amortization of deferred
 consulting expense                               --         --         --         --

Preferred stock issued in
 acquisition of intangible
 assets                                      420,000         42         --         --


ISSUANCE OF COMMON STOCK TO
 SETTLE NOTE PAYABLE                              --         --    833,333         83

Issuance of common stock to
 settle officer loan                              --         --    297,063         30

Stock to be issued for
 computer software and
 service contract                                 --         --         --         --

Beneficial conversion feature
on convertible debentures                         --         --         --         --

Warrants issued as part of
convertible debentures for
financing costs                                   --         --         --         --

Warrants issued to a director                     --         --         --         --

Warrants issued to a
consultant                                        --         --         --         --

Foreign currency translation
loss                                              --         --         --         --

Net loss for the year ended
December 31, 2002                                 --         --         --         --
                                           ---------  ---------  ---------  ---------
Balance, December 31, 2002                   420,000  $      42  20,912,617     2,091


                                           Common Stock To Be    Additional
                                                 Issued           Paid-In     Accumulated
                                           Shares       Amount    Capital       Deficit
                                          ----------  ---------  ----------    -----------

BALANCE, DECEMBER 31, 2001                $  500,000  $      50 $1,128,326 $(1,463,501)

Issuance of common stock for
cash and warrants exercised                        -          -     92,707          -

Common stock issued for
 placement fee                                     -          -     26,970          -

Issuance of common stock
 issued for professional
 services                                          -          -    337,147          -

Common shares issued                        (500,000)       (50)         -          -

Amortization of deferred
 consulting expense                                -          -          -          -

Preferred stock issued in
 acquisition of intangible assets                  -          -     41,958          -


ISSUANCE OF COMMON STOCK TO
 SETTLE NOTE PAYABLE                               -          -     99,917          -

Issuance of common stock to
 settle officer loan                               -          -     35,617          -

Stock to be issued for
 computer software and
 service contract                            539,568         54     64,694          -

Beneficial conversion feature
on convertible debentures                          -          -    500,000          -

Warrants issued as part of
convertible debentures for
financing costs                                    -          -    209,000          -

Warrants issued to a director                      -          -     95,000          -

Warrants issued to a consultant                    -          -     21,000          -

Foreign currency translation loss                  -          -          -          -

Net loss for the year ended
December 31, 2002                                  -          -          - (1,571,853)
                                          ----------  --------- ---------- ----------
Balance, December 31, 2002                $  539,568  $      54 $2,652,336 $(3,035,354)


                                         Accumulated
                                            Other      Deferred
                                        Comprehensive   Equity
                                           Income       Based
                                           (Loss)      Expenses    Total
                                          ----------  --------- ----------

BALANCE, DECEMBER 31, 2001                       448  $ (37,500) $(370,537)

Issuance of common stock for
cash and warrants exercised                       --         --     92,800

Common stock issued for
placement fee                                     --         --     27,000

Issuance of common stock
issued for professional
services                                          --         --    337,312

Common shares issued                              --         --         --

Amortization of deferred
consulting expense                                --     37,500     37,500

Preferred stock issued in
acquisition of intangible
assets                                            --         --     42,000



ISSUANCE OF COMMON STOCK TO
SETTLE NOTE PAYABLE                               --         --    100,000

Issuance of common stock to
settle officer loan                               --         --     35,647

Stock to be issued for
computer software and
service contract                                  --         --     64,748

Beneficial conversion feature
on convertible debentures                         --         --    500,000

Warrants issued as part of
convertible debentures for
financing costs                                   --   (128,959)    80,041

Warrants issued to a director                     --         --     95,000

Warrants issued to a
consultant                                        --         --     21,000

Foreign currency translation
loss                                         (13,105)        --       (13,105)

Net loss for the year ended
December 31, 2002                                 --         --    (1,571,853)
                                          ----------  --------- ----------
Balance, December 31, 2002                   (12,657) $(128,959) $(522,447)

          See accompanying notes to consolidated financial statements.



                                                                                 Common Stock
                                    Preferred Stock         Common Stock         To Be Issued
                                  Shares     Amount     Shares        Amount    Shares       Amount
                                  ------     ------     ------        ------    ------       ------

Common shares issued               --          --       539,568          54    (539,568)         (54)

Issuance of common stock
 for software license              --          --       100,000          10        --           --

Stock issued for consulting
 services                          --          --     1,501,000         150        --           --

Issuance of common stock

 for notes payable
 conversions                       --          --    43,152,637       4,315        --           --

Shares issued for legal
 services                          --          --     1,000,000         100        --           --

Shares issued for option
 exercised for cash                --          --     5,583,333         558        --           --



SHARES TO BE ISSUED FOR
 CONSULTING AND ADVERTISING
 SERVICES                          --          --          --          --     3,500,000          350

Options issued for services        --          --          --          --          --           --

Beneficial conversion
 feature and warrants
 issued as part of
 convertible debentures            --          --          --          --          --           --

Amortization of deferred
interest  and financing
expense                            --          --          --          --          --           --

Foreign currency
translation loss                   --          --          --          --          --           --

Net loss, 2003                     --          --          --          --          --           --
                             ----------  ----------  ----------  ----------  ----------   ----------

BALANCE, DECEMBER 31, 2003      420,000  $       42  72,789,155 $     7,278   3,500,000   $      350
                             ----------  ==========  ==========  ==========  ==========   ==========


                                                             Accumulated
                                                                Other     Deferred
                               Additional                   Comprehensive  Equity
                                Paid-In        Accumulated     Income       Based
                                Capital          Deficit       (Loss)     Expenses       Total
                                -------          -------       ------     --------       -----

Common shares issued               --                --          --           --           --

Issuance of common stock
 for software license             5,990              --          --           --          6,000

Stock issued for consulting
 services                        77,350              --          --           --         77,500

Issuance of common stock


 for notes payable
 conversions                    237,935              --          --           --        242,250

Shares issued for legal
 services                         9,900              --          --           --         10,000

Shares issued for option
 exercised for cash              31,442              --          --           --         32,000



SHARES TO BE ISSUED FOR
 CONSULTING AND ADVERTISING
 SERVICES                        32,150              --          --         (6,000)      26,500

Options issued for services      47,300              --          --        (31,533)      15,767

Beneficial conversion
 feature and warrants
 issued as part of
 convertible debentures         258,450              --          --       (121,185)     137,265

Amortization of deferred
interest  and financing
expense                            --                --          --        128,959      128,959

Foreign currency
translation loss                   --                --        (7,994)        --         (7,994)

Net loss, 2003                     --            (874,816)       --           --       (874,816)
                             ----------     -------------  ----------   ----------   ----------

BALANCE, DECEMBER 31, 2003   $3,352,853    $   (3,910,170) $  (20,651)  $ (158,718)  $ (729,016)
                             ==========    ==============  ==========   ==========   ==========


          See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                                                   2003         2002
                                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                                                     $  (874,816)  $(1,571,853)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
  Depreciation and amortization                                                    24,414         1,634
  Common stock and warrants issued for services                                    93,500       469,062
  Deferred financing costs and services recognized                                308,491        80,041
  Deferred consulting                                                                --          37,500
  Beneficial conversion feature on convertible debt                                  --         500,000
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                                       (1,675)       (1,620)
  (Increase) decrease inventory                                                    27,830       (65,453)
  (Increase) decrease prepaid expenses                                             15,748         6,293
  (Increase) decrease deposits                                                     (5,795)         --
    Increase in accounts payable and accrued expenses                             115,299        46,979
                                                                              -----------   -----------
       Net cash used in operating activities                                     (297,004)     (497,417)
                                                                              -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of intangibles                                                          (17,150)       (2,000)
 Purchase of property and equipment                                                (6,868)      (23,245)
                                                                              -----------   -----------
                                                                                            -----------
       Net cash used in investing activities                                      (24,018)      (25,245)
                                                                              -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments under capital leases                                                       --         (14,351)
 Proceeds from issuance of common stock                                            32,000        92,800
 Proceeds from loans payable stockholders                                            --          20,325
 Proceeds from issuance of notes and loans payable                                250,000       500,000
                                                                              -----------   -----------
       Net cash provided by financing activities                                  282,000       598,774
                                                                              -----------   -----------

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH                                        (7,994)      (16,754)
                                                                              -----------   -----------

(DECREASE) INCREASE IN CASH                                                       (47,016)       59,358

BEGINNING OF PERIOD                                                                59,403            45
                                                                              -----------   -----------

CASH - END OF PERIOD                                                          $    12,387   $    59,403
                                                                              ===========   ===========

         See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANICIAL STATEMENTS AS OF DECEMBER 31, 2003 AND 2002

NOTE 1   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     (A) ORGANIZATION AND BUSINESS OPERATIONS
     Torbay Holdings, Inc. ("THI") was incorporated in Delaware under the name Acropolis Acquisition Corporation on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.

     In July 1999, THI effected an Agreement and Plan of Reorganization whereby THI acquired all of the issued and outstanding securities of Designer Appliances Limited ("DAL"), a United Kingdom Corporation. As a result of the agreement, DAL became a wholly owned subsidiary of THI. DAL is currently not an operating company.

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

     On November 10, 2002, THI authorized the purchase of 200 shares (all of the authorized and outstanding shares at the time) of Designer Appliances, Inc. ("DAI"), a Delaware company incorporated June 17, 2002, for a de minimus purchase price and DAI became a wholly owned subsidiary of THI. DAI was acquired to market and sell the Company's products (currently the QUILL mouse, a left-handed and right-handed computer mouse) in North America. Sales of the QUILL mouse commenced in the fourth quarter of 2002.

     (B) PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements for 2003 and 2002 include the accounts of Torbay Holdings, Inc. and its wholly owned subsidiaries Designer Appliances Limited and Designer Appliances, Inc. (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

     (C) BASIS OF PRESENTATION

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The basis of accounting differs from that used in the United Kingdom statutory financial statements of DAL. Adjustments are made to translate the statutory financial statements of DAL to conform to accounting principles generally

         See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANICIAL STATEMENTS AS OF DECEMBER 31, 2003 AND 2002

     accepted in the United States of America. The financial statements are expressed in United States dollars. The functional currency of DAL is the British pound sterling.

     (D) MANAGEMENT'S ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (E) CASH

     Cash includes cash on deposit at financial institutions.

     (F) INVENTORY

     Inventory is stated at the lower of cost or market using the first-in first-out method. Cost includes expense of freight-in transportation. Inventory consists entirely of finished goods, which include left-handed and right-handed computer mice for sale to customers. The inventory is produced by an overseas vendor using the Company's equipment.

     (G) PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of three to five years.

     (H) INTELLECTUAL PROPERTY RIGHTS

     The Company capitalizes the costs to acquire intellectual property rights and amortizes them over their estimated useful life of 10 years, commencing in 2003.

     (I) IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews long-lived assets for impairment under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ended December 31, 2003 and 2002, the Company determined that there were no long-lived assets that were impaired.

         See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANICIAL STATEMENTS AS OF DECEMBER 31, 2003 AND 2002

     (J) REVENUE RECOGNITION

     The Company's products are sold directly over the internet and through distributorships. Products sold over the internet require complete payment via credit card prior to shipment. Products sold through distributors require the distributor to submit a purchase order and payment (according to terms and pricing approved by the Company) prior to shipment. Accordingly, revenues from sales over the internet and through distributors are recognized when the product is shipped as the price has been determined and collectibility has been reasonably assured. Consigned inventory (amounting to less than 2% of the Company's total inventory) is not recognized as revenue until the product has been sold by the consignee.

     The Company provides a warranty on goods for two years from the date of sale. The Company has not established a warranty reserve as of December 31, 2003 or 2002 since the amount is not material based on past experience.

     (K) WEBSITE AND COMPUTER SOFTWARE COSTS

     The Company follows the AICPA's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), in accounting for its website and software costs. Accordingly, costs to obtain computer software from third parties obtained for internal use are capitalized and amortized over their estimated useful life of 5 years, commencing in 2003. Enhancements to software are amortized over an estimated useful life of 2 years. Costs incurred in operating a website that have no future benefits are expensed in the current period. Costs incurred in operating the website that have a future benefit are capitalized in accordance with SOP 98-1 and amortized over the respective future periods that are expected to benefit from the changes.

     (L) INCOME TAXES

     The Company accounts for income taxes under the Financial Accounting Standard Board ("FASB") SFAS No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANICIAL STATEMENTS AS OF DECEMBER 31, 2003 AND 2002

     (M) SEGMENTS

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company has only one product consisting of its "Quill Computer Mouse" and does not operate in more than one segment. Accordingly, segment information has not been provided

     (N) FAIR VALUE OF FINANCIAL

     INSTRUMENTS The carrying amounts of certain financial instruments, including cash, accounts receivable, accounts payable, accrued expenses, and notes payable approximate their fair value as of December 31, 2003 and 2002 because of the relatively short-term maturity of these instruments.

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

     (Q)COMPREHENSIVE LOSS

     The Company accounts for comprehensive income (loss) under SFAS No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130
     establishes standards for reporting and the display of comprehensive income and its components. The foreign currency translation gain (loss) resulting from the translation of the financial statements of DAL expressed in British pound sterling to United States dollars is reported as Other Comprehensive Income (Loss) in the statements of operations and as Accumulated Other Comprehensive Income (Loss) in the statement of changes in stockholders' deficiency.

     (R) LOSS PER SHARE

     Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive.

     (S) STOCK OPTIONS AND WARRANTS

     The Company accounts for its stock-based employee compensation plans using the intrinsic value based method, under which compensation cost is measured as the excess of the stock's market price at the grant date over the amount an employee must pay to acquire the stock. Stock

         See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANICIAL STATEMENTS AS OF DECEMBER 31, 2003 AND 2002

     options and warrants issued to non-employees are accounted for using the fair value based method, under which the expense is measured as the fair value of the security at the date of grant based on the Black-Scholes pricing model.

     (T) RECLASSIFICATIONS

     Certain amounts from prior periods have been reclassified to conform to the current year presentation.

     (U) ADVERTISING

     The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over the expected period of future benefits. Advertising and marketing expense included in the statement of operations for the years ended December 31, 2003 and 2002 was $94,557 and $63,192, respectively.

     (V) RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

     Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

     Interpretation No. 46, as revised, applies to small business issuers no later than the end of thefirst reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

         See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANICIAL STATEMENTS AS OF DECEMBER 31, 2003 AND 2002

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

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

     Most of the provisions of Statement 150 are consistent with the existing definition of liabilitiesin FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

     The implementation of these recent accounting pronouncements is not expected to have a significant effect on the Company's consolidated financial statements presentation.

         See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANICIAL STATEMENTS AS OF DECEMBER 31, 2003 AND 2002


NOTE 2 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     During the year ended December 31, 2003, a portion of the notes payable in the amount of $242,250 was converted into 43,152,637 shares of common stock.

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

     During 2002, the Company issued warrants to acquire an aggregate of 1,500,000 shares of the Company's common stock having an aggregate value of $209,000, of which, $128,959 and 80,041 was recognized during the year ended December 31, 2003 and 2002.

         See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANICIAL STATEMENTS AS OF DECEMBER 31, 2003 AND 2002


NOTE 3 PROPERTY AND EQUIPMENT

     Property and equipment as of
      December 31, 2003 consisted of the following:
       Manufacturing equipment                                 $    20,000
       Computer equipment                                            5,889
       Office equipment                                              6,748
                                                               -----------
                                                                    32,637
       Less accumulated depreciation                                (8,043)
                                                               -----------
                                                               $    24,594
                                                               ===========

Depreciation expense for the years ended December 31, 2003 and 2002 was $4,935 and $1,634, respectively.

NOTE 4    INTANGIBLE ASSETS

     In 2001, the Company entered into a purchase agreement to acquire intellectual property rights, software and know-how to a computer mouse in exchange for preferred stock having an aggregate fair value of $42,000. Also in 2002, the Company paid $2,000 to protect the intellectual property rights (see Note 11(A)).

     In 2002, the Company entered into an agreement to acquire computer software and licenses for a website in exchange for common stock having an aggregate fair value of $53,957 (see Note 11(B)).

     During 2003, the Company incurred costs of $17,150 for the development of software enhancements.

     The intellectual property rights and software licenses are amortized over 10 years. The software enhancements are being amortized over two years. Amortization commenced in 2003 and the amortization expense recorded in the statement of operations was $19,479 for 2003. The estimated annual future amortization expense of intangible assets is as follows:

                   2004                                          $  18,370
                   2006                                          $  14,084
                   2007                                          $   9,796
                   2008                                          $   9,796
                   2009 and thereafter                           $  43,582

NOTE 5    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

               The following schedule reflects accounts payable
                 and accrued expenses as of December 31, 2003:
                   Accounts payable                            $   214,070
                   Accrued interest payable                         84,441
                   Other accrued liabilities                        43,414
                                                               -----------
                                                               $   341,925
                                                               ===========

         See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANICIAL STATEMENTS AS OF DECEMBER 31, 2003 AND 2002

NOTE 6   LOAN PAYABLE - OFFICER

     The Company has received advances from an officer who provided funding for working capital requirements used to pay operating expenses incurred by the Company. During 2002, $35,647 of this payable was converted into 297,063 shares of the Company's common stock. The advances are non-interest bearing and due on demand. As of December 31, 2003 and 2002, $9,663 was due to this officer.

NOTE 7   12% CONVERTIBLE DEBENTURES

     On May 15, 2002, the Company entered into a securities purchase agreement and related agreements with four accredited investors (the "Purchasers") for the purchase of $500,000 of the Company's 12% convertible debentures in two traunches of $250,000 each. The debentures bear interest at a rate of 12% per annum, payable either quarterly or at the time of conversion in common stock or cash at the option of the Purchasers. On May 15, 2002, the Company received the first traunche of $250,000. On August 21, 2002, the agreement was amended whereby the Company received $55,000 of the second traunche on August 21 with the balance of $195,000 to be received by the Company within five business days following the effective date of the registration statement filed to register the common shares discussed in the fourth paragraph of this Note. The remaining $195,000 (net of legal and consulting fees of $56,250) was received on December 10, 2002. Interest expense on the debentures, in the amount of $22,900, was accrued and charged to operations for the year ended December 31, 2002.
     As part of the agreement, the Purchasers received three-year term warrants to purchase 3 shares of the Company's common stock for each $1.00 invested, exercisable at $.05 per share. The fair value of the warrants issued in May, August and December amounted to $111,000, $10,000 and $88,000, respectively, using the Black-Scholes option pricing model in accordance with SFAS 123 with the following assumptions: dividend yield of zero, expected volatility of 258%, 167% and 413%, risk-free interest rate of 4%, 3% and 3%, respectively, and an expected life of three years. Accordingly, an aggregate of $128,959 and $80,041 has been recognized as interest and financing costs for the years ended December 31, 2003 and 2002, respectively. The debentures are convertible into shares of common stock at the lesser of $0.05 per share or the average of the lowest three intraday trading prices of a share of common stock during the twenty trading days immediately preceding conversion date discounted by 50%. Pursuant to the rules and regulations of the SEC regarding beneficial conversion features, the Company has expensed as interest and financing costs the excess of the fair market value of the common stock at the debenture issuance date over the conversion price which amounted to an aggregate of $500,000 (limited to total equity raised) and has been included in additional paid-in capital for the year ended December 31, 2002.

         See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANICIAL STATEMENTS AS OF DECEMBER 31, 2003 AND 2002

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

     During the second and third quarters of 2003, the Company received $110,000 and $140,000, respectively, pursuant to a debenture offering to various investors. The debentures bear interest at 12% per year and interest is payable, at the option of the holder, either quarterly or at the time of conversion. They are convertible at the lesser of a 50% discount to fair market value or $0.05 and are due in one year. As a result of the conversion provision, the Company has recorded a beneficial conversion feature of $250,000, which is being amortized over the term of the notes. Additionally, the Company issued 500,000 common stock purchase warrants. The warrants are exercisable at $0.03 per share for a period of five years. These warrants have been valued at $8,450 in the aggregate and this amount is being amortized over the term of the notes. Accordingly, an aggregate of $137,265 has been recognized as interest and financing costs and an aggregate of $121,185 has been recorded as deferred financing costs (which shall be amortized over the remaining life of the convertible debentures for the year ended December 31, 2003).

     The Convertible Debentures contained a beneficial conversion feature computed at its intrinsic value that is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. The amount attributable to the beneficial conversion feature will be recorded as a discount on the debt, deferred and amortized over the life of the convertible debenture as interest expense in accordance with paragraph 19 of EITF 00-27.

     Certain of the Company's debentures came due during the second and third quarters of 2003. The Company had previously received a five-month extension of the maturity date of the debentures issued on May 15, 2002, to October 16, 2003. During the year ended December 31, 2003, certain of the May 15, 2002 debentures were converted into common stock (See Note 11(B)). The remaining outstanding balance of $7,750 of these debentures has not been paid. Also, the debentures due on August 21, 2003 and December 10, 2003 were not paid at maturity. Because of the non-payment of the August debentures at maturity, all of the debentures issued in 2002 are in default as of December 31, 2003.

     On February 17, 2004, the Company and the debenture holders entered into a Redemption and Settlement Agreement and Mutual General Release (the "Settlement"). In accordance with the

         See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANICIAL STATEMENTS AS OF DECEMBER 31, 2003 AND 2002

     Settlement, all of the outstanding debentures and related warrants will be redeemed by the Company. The redemption will be consummated pursuant to the issuance by the Company of 6,000,000 shares of common stock to the debenture holders, plus $200,000 in cash, payable in monthly installments of $16,667 commencing May 1, 2004.
     The debentures are secured by a security agreement under which the Company pledged substantially all of its assets, including goods, fixtures, equipment, inventory, contract rights, and receivables. The following schedule reflects convertible debentures as of December 31, 2003 (in order of original issue date):

                                                                                    2003
                                                                                  ----------

     12% convertible debenture, interest payable quarterly, due                   $    7,750
      October 16, 2003 (net of conversions of $242,250 See Note 11(B))

     12% convertible debenture, interest payable quarterly, due
      August 21, 2003                                                                 55,000

     12% convertible debenture, interest payable quarterly, due
      December 10, 2003                                                              195,000

     12% convertible debenture, interest payable quarterly, due
      April 16, 2004                                                                  50,000

     12% convertible debenture, interest payable quarterly, due
      May 15, 2004                                                                    25,000

     12% convertible debenture, interest payable quarterly, due
      June 20, 2004                                                                   35,000

     12% convertible debenture, interest payable quarterly, due
      July 18, 2004                                                                  140,000
                                                                                  ----------

         Total                                                                    $  507,750
                                                                                  ==========

         See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANICIAL STATEMENTS AS OF DECEMBER 31, 2003 AND 2002

NOTE 8 NOTE PAYABLE

     Note payable consists of a $50,000 note due to an individual that is non-interest bearing, convertible to shares of common stock at $1.50 per share, unsecured, and was due March 23, 2003. This note is currently being renegotiated.

NOTE 9 INCOME TAXES

      The United States parent company and its United States subsidiary and its United Kingdom subsidiary file separate income tax returns. Income tax expense (benefit) for the years ended December 31, 2003 and 2002 is summarized as follows:

                                                 2003          2002
                                               --------      ---------
               Current:
                    Federal                    $      -      $       -
                    State                             -              -
                    Foreign                           -              -

               Deferred:
                    Federal and State                 -              -
                    Foreign                           -              -
                                               ---------     ---------
               Income tax expense (benefit)    $      -      $       -
                                               =========     =========

     The United States parent company and its United States subsidiary's tax expense differs from the "expected" tax expense for the years ended December 31, 2003 and 2002 (computed by applying U.S. Federal Corporate tax rate of 34 percent to income before taxes), as follows:

                                                 2003          2002
                                              ---------     ----------
        Computed "expected"
         tax expense (benefit)                $(302,710)    $ (527,708)

        Effect of non-deductible items           92,556              -

        Effect of unused net
         operating loss carryforwards           210,154        527,708
                                              ---------     ----------
                                              $       -     $        -
                                              =========     ==========

         See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANICIAL STATEMENTS AS OF DECEMBER 31, 2003 AND 2002

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets for the United States parent company and its United States subsidiary at December 31, 2003 and 2002 are as follows:

                                                2003            2002
                                              ---------       --------
       Deferred tax assets:
            Net operating loss carryforwards  $ 910,929      $ 700,775
            Less valuation allowances          (910,929)      (700,775)
                                              ---------      ---------

       Net deferred tax assets                $       -      $       -
                                              =========      =========

     As of December 31, 2003, the United States parent company and its United States subsidiary had net operating loss carry forwards of approximately $2,679,000 for income tax purposes, available to offset future taxable income expiring on various dates through 2023. The valuation allowance as of December 31, 2003 was $910,929. The net change in the valuation allowance during the year ended December 31, 2003 was an increase of $210,154.

     The United Kingdom subsidiary has also incurred substantial net operating losses in prior years which result in no income tax expense or (benefit) for the years ended December 31, 2003 and 2002. The subsidiary's available net operating loss carry forward of approximately $522,000 results in a deferred tax asset of $157,720 (computed by applying the United Kingdom tax rate of 30%) which has been fully offset by a valuation allowance. The United Kingdom subsidiary is currently not an operating company.

NOTE 10 COMMITMENTS AND CONTINGENCIES

     (A) COMMITMENTS AND CONTINGENCIES

     The Company conducts its operations from facilities occupied pursuant to a lease that commenced in October 2003 and expires on October 31, 2006. The Company also pays the lease for an apartment occupied by an officer. Such occupancy is for the benefit of the Company. The apartment lease commenced in December 2003 and expires December 31, 2004. Future minimum lease payments are as follows:

                          Year Ending           Amount

                             2004             $  44,355
                             2005                21,064
                             2006                18,136

     Rent expense included in the statement of operations for the years ended December 31, 2003 and 2002 was $14,060 and $11,485, respectively


         See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANICIAL STATEMENTS AS OF DECEMBER 31, 2003 AND 2002

     (B) ROYALTIES

     The Company is required to pay royalty payments at a rate of $3 per copy of certain software that is distributed in any manner. The minimum royalties are $500 for the second quarter of 2003, $1,000 for the third quarter for 2003, $2,000 for the fourth quarter of 2003 and $3,000 per quarter thereafter. The term of the agreement is perpetual provided the Company continues to pay the royalty payments within 120 days after the end of each quarter and abides by the other terms of the agreement. During the year ended December 31, 2003, the Company recorded the minimum royalties expense of $3,500. (See Note 11 (B)).

NOTE 11  STOCKHOLDERS' DEFICIENCY

     (A) PREFERRED STOCK

     The Company designated 700,000 shares of its preferred stock as "Series 1 Convertible Preferred Stock". The par value of the series is $.0001. Each preferred share is convertible into ten shares of common stock of the Company. Each share of the Series 1 stock is entitled to one vote on all matters on which such stockholders were lawfully entitled to vote and were not entitled to receive dividends.

     In July 2001, the Company entered into a purchase agreement with two individuals who held the intellectual property rights, software and know-how to a computer mouse known as the "QUILL". Under the terms of the agreement, the Company acquired all of the sellers' rights, title and interest in the QUILL in exchange for 220,000 Series 1 convertible preferred shares. The agreement also called for the issuance of an additional 200,000 shares of Series 1 convertible preferred shares upon the Company receiving an approval for the United Kingdom patent rights to the QUILL, which was granted in January 2002. These preferred shares will convert 1:10 into 4,200,000 shares of common stock upon the QUILL generating $1,000,000 net profit after tax averaged over four fiscal quarters within five years from the signing of the agreement. However, if the $1,000,000 net profit requirement is not met within five years from the signing of the agreement, then these preferred shares will convert 1:1 into 420,000 shares of common stock. Since the $1,000,000 net profit requirement is a contingency, the convertible preferred shares were valued based on the 1:1 conversion ratio using the value of recent cash sales of the common stock at $.10 per share, for a total fair value of $42,000, of which $20,000 and $22,000 was recognized in 2002 and 2001, respectively. The 420,000 preferred shares were issued on April 22, 2002 (See Note 4).


         See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANICIAL STATEMENTS AS OF DECEMBER 31, 2003 AND 2002

     (B) COMMON STOCK

     On August 1, 2003, the Board of Directors authorized an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares from 120,000,000 shares (100,000,000 of common and 20,000,000 of preferred) to 520,000,000  shares  (500,000,000 of common and 20,000,000 of preferred) subject to shareholder approval. The shareholder vote has not yet been scheduled.

     On February 5, 2003, the Company entered into a two-month non-exclusive agreement with a consultant to provide strategic planning services. The agreement called for the consultant to receive up to 2,000,000 shares whereby 1,251,000 shares of S-8 registered shares were issued upon the effective date of the agreement for the initial period. This agreement expired on April 4, 2003 and has not been extended. The 1,251,000 shares were issued on February 5, 2003 and valued for financial accounting purposes at $62,500, the fair market value of the common stock on the effective date of the agreement based on concurrent cash offerings. On

     February 6, 2003, the Company entered into a one-year non-exclusive agreement with a consultant to provide strategic planning services. The agreement calls for the consultant to receive 250,000 shares of restricted common stock upon the effective date of the agreement for the initial period. The 250,000 shares were valued for financial accounting purposes at $15,000, the fair market value of the common stock on the effective date of the agreement based on concurrent cash offerings, and were issued in the second quarter of 2003. The consultant is entitled to an additional 500,000 shares upon the consultant identifying and introducing and the Company closing on agreements with European community contacts. This agreement terminated in February 2004 and there is no other amount owed.

     On February 7, 2003, the Company entered into an agreement whereby the Company received the exclusive license of software named NIB Version 1.0, which automatically actuates contextual menus in computer programs without the need to use or click a computer mouse button. In consideration, the Company issued 100,000 shares of common stock valued for financial accounting purposes at $6,000, the fair market value of the common stock on the effective date of the agreement based on concurrent cash offerings. On

     April 21, 2003, the Company entered into an agreement with a consultant whereby the consultant agreed to analyze and provide advice and introductions as to both short and long-term strategic business plans, business development, marketing and communications. In consideration, the Company has agreed to issue 3,000,000 shares of common stock valued for financial accounting purposes at $24,000, the fair market value of the common stock on the effective date of the agreement based on concurrent cash offerings, of which $18,000 has been recognized as consulting expense and $6,000 has been included in equity as deferred equity

         See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANICIAL STATEMENTS AS OF DECEMBER 31, 2003 AND 2002

     based expense. The chief executive officer has rendered 3,000,000 freely trading shares of his common stock that were transferred to the consultant. These shares are to be repaid to the chief executive officer and are reflected as to be issued as of December 31, 2003.

     On June 5, 2003, the Company finalized an agreement through which the Company is to receive a media package. The consideration includes 500,000 shares of common stock to be issued as of December 31, 2003 having an aggregate fair market value of $8,500 (based on the closing trading price on the date the agreement was finalized) for advertising communication costs. The expense related to the shares was recognized the first time the advertising occurred, which was in August 2003.

     During April 2003, the Company issued 1,000,000 shares of common stock, valued for financial accounting purposes at $10,000, the fair market value of the common stock, as consideration for legal services.

     During June 2003, the Company issued 583,333 shares of restricted common stock for options exercised for cash proceeds of $7,000.

     During the year ended December 31, 2003, an aggregate of $242,250 of the notes payable issued on May 15, 2002 were converted into 43,152,637 shares of common stock. The aggregate amounts converted and average conversion price per share during each month is as follows: January - $20,000 at $.0169; February - $10,000 at $.0145; March - $30,000 at $.0079; April -
     $16,050 at $.0035; May - $29,200 at $.0043; June - $21,500 at $.0053; July
     - $30,100 at $.0057;  August - $25,800 at $.0058;  September  - $21,500 at
     $.0058; October - $34,100 at $.0047, and November - $4,000 at $.0031.

     In September 2003, the Company granted options to purchase an aggregate of 5,000,000 shares of common stock to two individuals in exchange for services rendered and to be rendered. The options had an exercise price of $.005 per share and were exercisable ninety days from grant date. The fair value of these options is $47,300, of which $15,767 has been expensed and $31,533 has been deferred. The value has been determined using the Black-Scholes option pricing model in accordance with SFAS 123 with the following assumptions: dividend yield of zero, expected volatility of 178%, risk-free interest rate of 3.5 and an expected life of three months. During the fourth quarter of 2003, the options were exercised and the Company issued 5,000,000 share of common stock for proceeds of $25,000. During 2002, the Company entered into an agreement to acquire a software license agreement with an estimated useful life of three years and one-year maintenance contract in exchange for 539,568 common shares to be issued. The shares were valued for financial accounting purposes

         See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANICIAL STATEMENTS AS OF DECEMBER 31, 2003 AND 2002

     at $.12 per share based on the closing price on the effective date of the agreement for an aggregate value of $64,748, which the Company allocated $53,957 to the software license agreement and $10,791 to the maintenance contract.

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

         See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANICIAL STATEMENTS AS OF DECEMBER 31, 2003 AND 2002

     (C) WARRANTS

     Pursuant to the Settlement described in Note 7, all warrants issued in connection with the debentures will be cancelled (See Note 13).

NOTE 12 GOING CONCERN

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has a net loss of $874,816, a negative cash flow from operations of $297,004, a working capital deficiency of $856,033 and a stockholders' deficiency of $729,016. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management's plans include obtaining additional financing for which they are currently in active negotiations with several financing institutions and increasing sales of the Quill computer mouse.

NOTE 13  SUBSEQUENT EVENTS

     During February 2004, the Company issued options to acquire 5,000,000 shares of common stock for services rendered. These options were exercised in February 2004. Proceeds to the Company were $40,000.

     On February 17, 2004, the Company and the debenture  holders  described in
     Note 7 entered into a Redemption and Settlement Agreement and Mutual General Release (the "Settlement"). In Accordance with the Settlement, all of the outstanding debentures and related warrants will be redeemed by the Company. The redemption will be consummated pursuant to the issuance by the Company of 6,000,000 shares of common stock to the debenture holders, plus $200,000 in cash, payable in monthly installments of $16,667 commencing May 1, 2004.

         See accompanying notes to consolidated financial statements.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 9, 2004
                                   TORBAY HOLDINGS, INC.

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

Name                               Title                                Date
----                               -----                                ----

/s/ Alexander Gordon Lane         Chairman, Secretary              April 9, 2004
--------------------------        and a Director
Alexander Gordon Lane

/s/ William Thomas Large          President, Chief                 April 9, 2004
--------------------------        Executive Officer
William Thomas Large              and Director


/s/ Thomas A. Marchant
--------------------------        Director                         April 9, 2004
Thomas A. Marchant


         See accompanying notes to consolidated financial statements.