Form 10QSB
period 2004-03-31
TORBAY HOLDINGS INC
filed 2004-05-12
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

  (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2004

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

            For the transition period from _____ to _____


                         Commission file number 0-25417


                              TORBAY HOLDINGS, INC.

        (Exact Name of Small Business Issuer as Specified in its Charter)


                DELAWARE                                         52-2143186
     -------------------------------                         ----------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)


            140 OLD COUNTRY ROAD, SUITE 205, MINEOLA, NEW YORK 11501
            --------------------------------------------------------
                    (Address of principal executive offices)


                                  516-747-5955
                           ---------------------------
                           (Issuer's Telephone Number)


                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No __

The Company had 83,542,155 shares of common stock outstanding as of March 31, 2004.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

Yes __ No X

INDEX


PART 1 - FINANCIAL INFORMATION
Condensed consolidated balance sheet as of March 31, 2004 (unaudited) ..........    3

Condensed consolidated statements of operations and other comprehensive income
(loss) for the three months ended March 31, 2004 and 2003 (unaudited) ..........    4

Condensed consolidated statements of cash flows for the three months ended
March 31, 2004 and 2003 (unaudited) ............................................    5

Notes to condensed consolidated financial statements as of March 31, 2004
and 2003(unaudited) ............................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
of Operation ...................................................................   10

Item 3.  Controls and Procedures ...............................................   17

PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings .....................................................   18

Item 2.  Changes in Securities and Use of Proceeds .............................   18

Item 3.  Defaults Upon Senior Securities .......................................   18

Item 4.  Submission of Matters to a Vote of Security Holders ...................   18

Item 5.  Other Information .....................................................   18

Item 6.  Exhibits and Reports on Form 8-K ......................................   19

Signatures .....................................................................   20

PART I - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2004

                                     ASSETS
CURRENT ASSETS
 Cash                                                                   $    17,124
 Accounts receivable                                                         17,283
 Inventory                                                                   22,866
 Prepaid expense
                                                                              1,094
                                                                        -----------
     Total Current Assets                                                    58,367
                                                                        -----------

PROPERTY AND EQUIPMENT - NET                                                 22,860
                                                                        -----------

OTHER ASSETS
 Intangible assets - net                                                     99,436
 Deposits                                                                     6,795
                                                                        -----------
     Total Other Assets                                                     106,231
                                                                        -----------

TOTAL ASSETS                                                            $   187,458
                                                                        ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                  $   240,065
 Loan payable - officer                                                       9,663
 Settlement payable                                                         200,000
 Note payable                                                                50,000
                                                                        -----------
     Total Current Liabilities                                              499,728
                                                                        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.0001 par value, 20,000,000 shares authorized,
  420,000 shares issued and outstanding                                          42
 Common stock, $.0001 par value, 100,000,000 shares authorized,
  83,542,155 issued and outstanding                                           8,354
 Common stock to be issued (3,702,614 shares)                                   370
 Additional paid-in capital                                               3,672,310
 Accumulated deficit                                                     (3,843,341)
 Accumulated other comprehensive loss                                       (23,961)
 Deferred equity based expense                                             (126,044)
                                                                        -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                             (312,270)
                                                                        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                          $   187,458
                                                                        ===========

See accompanying notes to condensed consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                 2004                2003
                                                             ------------        ------------
SALES, NET                                                   $     77,010        $     11,701

COST OF SALES                                                      13,260               3,264
                                                             ------------        ------------

GROSS PROFIT                                                       63,750               8,437
                                                             ------------        ------------

OPERATING EXPENSES
 Selling                                                           22,508              11,730
 Consulting fees                                                    6,300              94,750
 Professional fees                                                 12,185              13,012
 Directors fees and compensation                                   18,752              18,675
 Other general and administrative                                  57,169              27,301
                                                             ------------        ------------
       Total Operating Expenses                                   116,914             165,468
                                                             ------------        ------------

LOSS FROM OPERATIONS                                              (53,164)           (157,031)
                                                             ------------        ------------

OTHER INCOME (EXPENSE)
 Interest and financing costs                                    (132,814)            (67,250)
 Gain on extinguishment of debt                                   237,807                  --
 Cancellation of stock issued for consulting fees                  15,000                  --
                                                             ------------        ------------
       Total Other Income (Expense)                               119,993             (67,250)
                                                             ------------        ------------

NET INCOME (LOSS)                                                  66,829            (224,281)

OTHER COMPREHENSIVE (LOSS)

INCOME

 Foreign currency translation (loss) gain                          (3,310)              6,021
                                                             ------------        ------------

COMPREHENSIVE INCOME (LOSS)                                  $     63,519        $   (218,260)
                                                             ============        ============

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED       $       0.00        $      (0.01)
                                                             ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -

 BASIC AND DILUTED                                             81,450,946          24,017,251
                                                             ============        ============

See accompanying notes to condensed consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                                              2004              2003
                                                                                            ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                          $  66,829        $(224,281)
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization                                                                 7,676            4,960
  Gain on extinguishment of debt                                                             (237,807)              --
  Common stock and warrants issued for services                                                   300           83,500
  Deferred equity based expense recognized                                                    144,914           52,250
  Financing cost                                                                                4,013               --
  Cancellation of shares issued for services                                                  (15,000)              --
 Changes in operating assets and liabilities:
  (Increase) in accounts receivable                                                           (13,988)            (901)
  Decrease in inventory                                                                        14,757            3,264
  (Increase) decrease in prepaid expenses                                                      (1,094)          13,950
  (Decrease) increase in accounts payable and accrued expenses                                 (9,803)           5,238
                                                                                            ---------        ---------
       Net cash used in operating activities                                                  (39,203)         (62,020)
                                                                                            ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of intangibles                                                                       (9,750)              --
                                                                                                             ---------
                                                                                            ---------        ---------
       Net cash used in investing activities                                                   (9,750)              --
                                                                                            ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                                        57,000               --
                                                                                            ---------        ---------
       Net cash provided by financing activities                                               57,000               --
                                                                                            ---------        ---------

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH                                                    (3,310)           6,021
                                                                                            ---------        ---------

INCREASE (DECREASE)  IN CASH                                                                    4,737          (55,999)

CASH - BEGINNING OF PERIOD                                                                     12,387           59,403
                                                                                            ---------        ---------

CASH - END OF PERIOD                                                                        $  17,124        $   3,404
                                                                                            =========        =========

     See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2004 AND MARCH 2003 (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      (A) BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements include the accounts of Torbay Holdings, Inc. and its wholly owned subsidiaries, Designer Appliances Limited and Designer Appliances, Inc. (collectively, the "Company"). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2003.

      (B) USE OF ESTIMATES

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (C) INCOME (LOSS) PER SHARE

      Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the three months ended March 31, 2003 since the effect would be anti-dilutive. There were no common stock equivalents outstanding at March 31, 2004.

      (D) STOCK OPTIONS AND WARRANTS

      The Company accounts for its stock-based employee compensation plans using the intrinsic value based method, under which compensation cost is measured as the excess of the stock's market price at the grant date over the amount an employee must pay to acquire the stock. Stock options and warrants issued to non-employees are accounted for using the fair value based method, under which the expense is measured as the fair value of the security at the date of grant based on the Black-Scholes pricing model. The Company had no options or warrants outstanding at March 31, 2004.

NOTE 2 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

      During the three month period ended March 31, 2004, the Company reached a settlement to retire its remaining 12% convertible debentures aggregating $507,750 and related accrued interest of $92,057 in exchange for the issuance of 6,000,000 shares of common stock, having a fair value of $162,000, and $200,000 in cash, payable in monthly installments of $16,667 commencing May 1, 2004. Accordingly, the Company has recorded a gain of $237,807 related to the extinguishment.

      In February, 2004, the Company granted options to purchase an aggregate of 5,000,000 shares of common stock to two individuals in exchange for services rendered. The fair value of these options is $112,240. This amount has been deferred and is being amortized over the life of the services agreement. During the three months ended March 31, 2003, a portion of the 12% convertible notes payable in the amount of $60,000 was converted into 5,666,422 shares of common stock.

NOTE 3 PROPERTY AND EQUIPMENT

      Depreciation expense for the three months ended March 31, 2004 and 2003 was $1,734 and $1,162, respectively.

NOTE 4 INTANGIBLE ASSETS

      During the three months ended March 31, 2004, the Company incurred costs of $9,750 for the development of new software applications.

      Intellectual property rights and software licenses are being amortized over 10 years. Software enhancements are being amortized over two years. Amortization commenced in 2003 and the amortization expense recorded in the condensed consolidated statements of operations for the three month periods ended March 31, 2004 and 2003 was $5,942 and $3,798, respectively.

NOTE 5 12% CONVERTIBLE DEBENTURES

      On February 17, 2004, the Company and the debenture holders entered into a Redemption and Settlement Agreement and Mutual General Release (the "Settlement"). In accordance with the Settlement, all of the outstanding debentures and related warrants were redeemed by the Company. The Company issued 6,000,000 shares of common stock, valued at $162,000, to the debenture holders, and will pay $200,000 in cash in monthly installments of $16,667 commencing May 1, 2004. Accordingly, the Company has recorded a gain of $237,807 related to the extinguishment.

NOTE 6 COMMITMENTS AND CONTINGENCIES

      Rent expense included in the condensed consolidated statements of operations for the three month periods ended March 31, 2004 and 2003 was $12,597 and $2,700, respectively.

NOTE 7 STOCKHOLDERS' DEFICIENCY

      During February and March, 2004, the Company issued 6,000,000 shares of common stock in connection with the retirement of its 12% convertible debentures payable described in Note 5. The shares were valued at $162,000.

      In February, 2004, the Company granted options to purchase an aggregate of 5,000,000 shares of common stock to two individuals in exchange for services rendered. The options had an exercise price of $.008 per share and had a life of ninety days from grant date. The fair value of these options is $112,240. This amount has been deferred and is being amortized over the life of the services agreement (seventeen months). The value has been determined using the Black-Scholes option pricing model in accordance with SFAS 123 with the following assumptions: dividend yield of zero, expected volatility of 178%, risk-free interest rate of 3.5% and an expected life of three months. The options were exercised as of March 31, 2004 and cash proceeds of $40,000 were received by the Company.

      During March, 2004, the Company sold 202,614 shares (to be issued as of March 31, 2004) of common stock for cash proceeds of $17,000. The cash was received in March and the shares were issued in April. The shares were sold at a discount to market value, and a financing cost related to the discount of $4,013 has been recognized.

      During the three months ended March 31, 2004 the Company issued 3,000 shares of common stock, valued at $300, for services rendered.

      The Company has deferred costs related to the issuance of options for services to be rendered through July, 2005. During the three months ended March 31, 2004, the Company has expensed $17,729 of these costs and $126,044 remains deferred at March 31, 2004.

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

      On February 6, 2003, the Company entered into a one-year non-exclusive agreement with a consultant to provide strategic planning services. Under the agreement, the consultant received 250,000 shares of restricted common stock upon the effective date of the agreement for the initial period. The 250,000 shares were valued for financial accounting purposes at $15,000, the fair market value of the common stock on the effective date of the agreement based on concurrent cash offerings, and were issued in the second quarter of 2003. This agreement terminated in February 2004 and there is no other amount owed. Additionally, the parties agreed to cancel the 250,000 shares originaly issued in 2003 and the Company has recorded a credit of $15,000 in other income during the three months ended March 31, 2004.

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

      During the three months ended March 31, 2003, an aggregate of $60,000 of the 12% convertible notes payable issued on May 15, 2002 were converted into 5,666,422 shares of common stock. The aggregate amounts converted and average conversion price per share during each month: January - $20,000 at $.0169; February - $10,000 at $.0145; March - $30,000 at $.0079.

NOTE 8 GOING CONCERN

      The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has a negative cash flow from operations of $39,203, a working capital deficiency of $441,361 and a stockholders' deficiency of $312,270. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds to finance its operations. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

      Management's plans include obtaining additional financing for which they are currently in active negotiations with several financing institutions and increasing sales of the Quill computer mouse and related software products.

NOTE 9 SUBSEQUENT EVENTS

      Subsequent to March 31, 2004, the Company sold 1,565,335 shares of common stock for cash proceeds of $93,920. Additionally, the Company issued 161,050 shares of common stock to an officer of the Company to settle advances due him of $9,663.

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

OVERVIEW

We are a holding company for late-stage developmental, or early-stage commercial, companies with opportunities in niche markets. We currently own two subsidiaries, Designer Appliances Ltd., an inactive United Kingdom ("UK") company, and Designer Appliances, Inc., a Delaware corporation, and will actively seek additional and appropriate acquisitions, subject to the comments below. We have acquired valuable intellectual property rights, including an exclusive license on proprietary software and a UK patent for a computer mouse that is thought to be beneficial to computer mice users with regard to the treatment and prevention of repetitive strain injury. The UK patent is the basis for further patent applications that may extend the scope and geography of our current patent position. We have achieved what we believe are significant technical developments that we intend to protect by filing for additional patents although there is no assurances that such applications will be made or be granted.

We sell and market the Quill Mouse computer mouse and software. The Company's products are designed to justify a premium price in the upper and certain niche sectors of our markets. There is no assurance that we, through our active subsidiary, will be able to continue to manufacture or market these items.

The Company intends to market and sell only products that are designed to attract a premium, niche or upscale market. Management believes that it has identified several products, including the Quill "Grip-less" Mouse and Nib "Click-less" software, representing what we believe to be an under-exploited opportunity in the computer, household and domestic appliances markets. Because of our precarious financial condition and limited capital resources, we are currently limiting our operations to the production and sale of the Quill Mouse and related software.

RESULTS OF OPERATIONS FOR THE 3 MONTHS ENDED MARCH 31, 2004 AND 2003

GROSS PROFIT

For the 3 months ended March 31, 2004, the Company had sales of $77,010, an increase of $65,309 or 558% compared to sales of $11,701 for the 3 months ended March 31, 2003. Cost of sales was $13,260 for the 3 months ended March 31, 2004, an increase of $9,996 or 306% compared to cost of sales of $3,264 for the 3 months ended March 31, 2003. Gross profit increased to $63,750 or 83% of net revenues for the 3 months ended March 31, 2004 relative to $8,437 or 72% of net revenues for the 3 months ended March 31, 2003. The increase in the Company's sales and cost of sales resulted from increased marketing activity by the Company of its Quill Mouse product and related system software configurations, system components and accessories. The commencement of the sale of software products as a stand alone product has increased gross margins as a percentage of sales. This has been partially offset by the increased use of distributors since distributors purchase at variable discounts to the retail price.

The mix of product sales between hardware products only, hardware and software products and, commencing in the quarter ended March 31, 2004, software products only, has a variable impact, on the gross margins.

OPERATING EXPENSES

Operating expenses for the 3 months ended March 31, 2004 decreased $48,554 or 29% from $165,468 for the 3 months ended March 31, 2003 to $116,914 for the 3 months ended March 31, 2004. The decrease in the Company's operating expenses, at a time when it is increasing its selling expenses (by $10,778) and general and administrative expenses (by $29,868), is primarily attributable to an $88,450 decrease in non-recurring consultancy fees.

OTHER INCOME (EXPENSES)

For the 3 months ended March 31, 2004, interest and finance costs were $132,814 as compared to $67,250 for the 3 months ended March 31, 2003. The increase primarily relates to the charge off of the remaining unamortized deferred financing costs on the 12% convertible debentures upon the settlement in February 2004 of a dispute between the Company and the holders of the debentures. In addition, the Company recognized a gain of $237,807 from the extinguishment of the debenture debt. Additionally, there was a one time gain of $15,000 from the cancellation in 2004 of stock issued for services that was recognized in 2003.

COMPREHENSIVE INCOME

Primarily due to the increase in gross profit, decrease in operating expenses and increase in other income discussed above, net of a $3,310 foreign currency translation loss, the Company had comprehensive income of $63,519 for the 3 months ended March 31, 2004 relative to a comprehensive loss of ($218,260) for the 3 months ended March 31, 2003. The Company continued to have a loss from continuing operations, however.

LIQUIDITY AND CASH POSITION

OPERATING ACTIVITIES

For the 3 months ended March 31, 2004, as compared to the 3 months ended March 31, 2003, the Company used cash of $39,203 and $62,020, respectively, to fund operating activities. The decrease of $22,817 was as a result of adjustments to reconcile net income or loss to net cash which are one time adjustments applied this quarter.

INVESTING ACTIVITIES

For the 3 months ended March 31, 2004 the Company used $9,750 and for the 3 months ended March 31, 2003 the Company used $0 to fund investing activities. This cost is an initiation of development costs for software applications.

FINANCING ACTIVITIES

For the 3 months ended March 31, 2004 and 3 months ended March 31, 2003, the Company realized cash of $57,000 and $0, respectively, in connection with financing activities. The increase of $57,000 in the 3 months ended March 31, 2004 was the result of financing received from the sale of shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company, including its subsidiaries, has incurred start-up costs, including administrative costs and research and development costs, while realizing limited operating revenue. Revenue commenced in late 2002. To date, the Company has been dependent upon financing, primarily from the proceeds of sales of its securities and from loans to support the operating losses incurred. These losses have been reduced significantly as sales of the Company's products continue to grow and margins have been maintained or increased.

Although sales have been small and, as a percentage of the Company's costs of operations, have been decreasing, for the quarter ended March 31, 2004 sales and revenue increased. The increase in sales has been achieved through direct marketing programs, via the Company's website and indirectly through an increasing number of distributor/resellers who themselves have their own websites, catalogues and sales personnel.

The Company's sales strategy is part of the development program that the Company has initiated for product and brand recognition amongst the "professional ergonomic" industry. The Company has increasingly relied upon distributor/resellers. This business is now in excess of 50% of overall sales by dollar amount. This business also impacts gross margin, as the distribution business requires that discounts to the retail selling price be given to distributors. The impact of this margin decrease was offset in the first 3 months of 2004 with the increase in margin seen as a result of the introduction of stand alone software products resulting in an overall gross margin of 82% for the 3 months ended March 31, 2003. As the Company further considers the possibility of entering into the retail computer market sector in order to achieve increases in sales and gross profit, it may be forced to accept reductions in gross margin in order to achieve the pricing incentives required by retail outlets.

Based upon the Company's limited sales experience, it appears that product sales have shown seasonality. Lower sales have been generated during main holiday season periods, most noticeably during the winter holiday period.

Since inception through most of 2002, the Company focused on organizational activities and research and development of the Company's products and the development of marketing strategies. At the end of 2002, the Company commenced production and shipment of its Quill Mouse product. Management estimates that it would require between $6.5 million and $18.2 million over the first two years of operations to support manufacturing and marketing operations should the Company commence production of all the products in the Company's intellectual property rights portfolio. This portfolio includes vacuum cleaners, fans, heaters and other intellectual property rights regarding domestic appliances. The Company has no view or expectation of raising this level of financing and so will consequently maintain and remain focused on developing sales of its Quill Mouse and related products. Since 2002 the Company has introduced the following new products:

o Introduced in 2002: Quill "grip-less" mouse, which allows the user to use a mouse without the need to grip it., Gripping is indicated as a contributory factor in those who develop Functional Impairments such as Repetitive Strain Injury or Carpal tunnel Syndrome.

o Introduced in 2003: Nib "click-less" software, which automatically performs a high percentage of computer mouse button clicks for its users. Subject to its effective utilization the product can aid those with functional impairment due to injury. The software is also classified as Assistive Technology.

o Introduced in 2003: Nib Trial version: This is a 30-day active version of Nib software which may be freely downloaded from the Company's www.quillmouse.com website.

o Introduced in 2004: The Quill Well Mouse mat: - Completes the "system approach" and helps to promote a permanent visual image of the Company's products in the user's environment.

o Introduced in 2003: The Virtually Hands Free (VHF) mousing system: - This is a bundle of the Quill Mouse and Nib Software that allows the user to elect not to use most of his muscles forward of his elbow, but still be able to use the mouse and interact with his computer in a conventionally recognized manner.

In March 2004, following an independent review by a designer, health care professionals and persons with arthritis, the Arthritis Foundation in the US gave an Ease of Use commendation to the Virtually Hands Free Mousing system. Under a licensing agreement the Company is permitted to use the Arthritis Foundation's Ease of Use logo as a graphic indication of the commendation. This commendation makes the VHF System the first to be recognized as being Assistive to persons with a clinical disability.

o Introduced in 2003: Carpal Management Systems I & II: - This is a bundle of the VHF system and one (System I) or two (System II) FlexTend orthotic gloves that facilitate the use of a recognized and medically validated therapy exercise glove with a mousing system that gives relief from the type of activity that some consider to cause clawing of the hand due to mousing.

The Company entered into a co-marketing agreement with Balance Systems Inc, maker of the FlexTend Orthotic Exercise Glove, to produce a hybrid product offering called the Carpal Management System. It further developed software to integrate the exercise routines into the Company's E-Quill-Liberator suite so that the software provides a reminder for the exercises to be performed and offers video images of the exercises. This and copies of the Nib Trail software are now part of a CD that is distributed with the FlexTend glove shipped by Balance Systems Inc.

o Introduced in 2004: Nib (for PC's) "click-less" software, with Gesture technology which enhances the previous version by allowing the selection of different click types by the movement of the mouse cursor. To gesture a right click the mouse cursor is moved to the right and back, to gesture a double click, to the left and back or to highlight or drag, the mouse cursor is moved downward and back.

o Introduced in 2003: Nib (for PC's) Trial version with Gesture technology: This is a 30-day active version of Nib software which may be freely downloaded from the Company's www.quillmouse.com website.

o Introduced in 2004: McNib (for Macintosh computer) "click-less" software, with Gesture technology which enhances the previous version by allowing the selection of different click types by the movement of the mouse cursor. To gesture a right click the mouse cursor is moved to the right and back, to gesture a double click, to the left and back or to highlight or drag, the mouse cursor is moved downward and back.

o Introduced in 2004: McNib (for Macintosh) Trial version with Gesture technology: This is a 30-day active version of McNib software which may be freely downloaded from the Company's www.quillmouse.com website.

o Introduced in 2004: The McVirtually Hands Free (McVHF) mousing system: - This is a bundle of the Quill Mouse and McNib Software with Gesture technology that allows the user to elect not to use most of his muscles forward of his elbow, but still mouse and interact with his computer in a conventionally recognized manner.

o Planned for introduction in 2004: SooToSee; currently in Alpha (in-house) testing, this software is designed as a dynamic magnification system to assist those who need such assistance for observing computer screens so as to enhance their accuracy of pointing the computer mouse cursor or help in reading small text as is frequently the case with computer program menus and text on the internet. This is as an aid to vision and does not replace the need for use of spectacles, although the Company believes that it will find application for those with severe sight impairment. This is part of a new software range designed for ease of use and simplicity. The Company intends to market the software under the trade name "Kissoft" and to seek a U.S. trademark for such name.

o Planned for introduction in 2004: SooToSpeak; another Kissoft(TM) product, currently in the late development stage. This software is designed to convert HTML text, such as is used on Internet web pages and now more commonly in email systems and program menu systems, into an audible speech output, utilizing existing third party proprietary voice synthesis systems such as the "supplied as standard" Windows XP voice "Microsoft SAM".

o Kissoft(TM) Products are aimed at the assistive technology market sector within the computer product market in which the products may help to overcome disabilities and impairments limiting or restricting the use of conventional products designed for similar functions. Large companies within the computer industry have focused on this segment. The Company's products are currently listed on both the Apple Computer Company's and the Microsoft Company's Assistive Technology Product information pages, as a service to their customers. This does not represent a commercial relationship between the Company and these companies nor does it represent an endorsement of our products by them.

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

The other Market Sector that is sought to be addressed is the so called Baby Boomers, those individuals Born between 1946 and 1964, who are numerically large in number, when considered as a single market and are now experiencing the gradual deterioration of limbs and sensors as is commensurate with their age.

o Planned for introduction late in 2004: AirO2Bic(TM) mouse, which will further enhance the appeal and demographic utility of a mouse that requires no grip. The specifications for this product will be announced.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes.

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

At this time the Company believes that it holds a unique position in the marketplace, as it is the only provider of mouse products that do not require grip to be used and has an associated software product that removes the need to be clicked. Likewise, no other competitive products, either direct or indirect in market presence, have Section 508 compliance claims or have been reviewed and commended for ease of use for persons with arthritis. While this position could change, development of competitive products would require competitors to expend significant product development costs and risk potential infringement of the intellectual property rights of the Company. These rights are undergoing extension with additional patent applications having been filed on both a design and utility basis in the U.S. and our applications to extend these and other applications into PCT or world-wide patents.

The employment of an IPR strategy is considered, but not guaranteed, to act as a barrier to entry by other providers of computer mice. The Company also believes that the market environment, in regards to the general lack of recognition by mouse manufacturers of health issues due to mouse product usage, severely restricts entries by established organizations who are outside of the directly competitive ergonomic sector. Such a company's entry would likely raise more risk to it of possible lawsuits against it for launching a "health conscious" product since the company's previous products could then be viewed as "not health conscious". While this is only the Company's opinion and should not be relied upon as demonstrating that the Company will maintain the any advantage in the future, the Company believes that the opportunity for it to achieve a market share of 5% of the total new and replacement U.S. computer mouse market is possible from those impaired or having some form of disability under this market scenario. It is also the Company's intent to work with any other who may wish to license our technology.

Since achieving a Section 508 listing and the Arthritis Foundation commendation, the Company has redefined its mission as to be a leading supplier of assistive technology mouse products, an area that is not catered to by mass-market suppliers. The Company believes that this sector is now on the fringe of opportunity for supply into a bigger market accessible by retail distribution. A target of a 5% share of what is currently considered the annual new and replacement U.S. computer mouse market would translate into approximately 2 million mice sales per year, which on a worldwide basis could relate to 10 million pieces per year. This estimate does not assume earlier retirement of computer mice and therefore possible additional sales due to consumer awareness of the issues and our products as a result of the Company's intended marketing activities.

At this time there are no other competitors who state they are providers of a grip-less or click-less computer mouse products or have a Section 508 listing or Arthritis Foundation commendation.

Revenues generated by sales of the Quill Mouse and related products where possible will be used to further develop Quill Mouse sales until a cash flow positive and profit positive position can be established at sustainable levels, thus allowing the Company to access bank financing and, thereby reducing the extent to which the Company must rely on other sources of external financing. In the absence of sales, the estimated amount of working capital that the Company will need to expand the commercialization and distribution over the next year of the Quill Mouse at planned operational levels, is approximately $500,000. There are no planned acquisitions of additional subsidiaries during the next 12-month period.

REDEMPTION AND SETTLEMENT AGREEMENT AND MUTUAL GENERAL RELEASE

On February 17, 2004, we entered into a Redemption and Settlement Agreement and Mutual General Release under which we redeemed all of our outstanding 12% convertible debentures and related warrants by issuing 6,000,000 shares of our common stock to the debenture holders, plus $200,000 in cash, payable in monthly installments of $16,667.

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

GOING CONCERN QUALIFICATION

The Company's ability to continue its operations, in the absence of significantly increased revenues from sales, is dependent upon its ability to generate sales and in that absence it is dependent upon receiving sufficient and additional capital financing until such levels of sales are achieved to generate a positive cash flow. The Company may raise capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. The Company's condensed consolidated financial statements raise substantial doubt about its ability to continue as a going concern if sufficient revenues are not generated or additional funding is not acquired or alternative sources of capital developed to meet its working capital needs. The Company plans to increase its revenues by increasing sales of the Quill Mouse and, if such revenues are not sufficient to meet its working capital needs, the Company will seek additional debt or equity financing.

RECENT FINANCING -

Subsequent to March 31, 2004, the Company sold 1,565,335 shares of common stock for cash proceeds of $93,920.

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this Form 10-QSB, we are not a party to any litigation, and management has no knowledge of any threatened or pending litigation against us.

      On February 17, 2004, we entered into a Redemption and Settlement Agreement and Mutual General Release under which we redeemed all of our outstanding 12% convertible debentures and related warrants by issuing 6,000,000 shares of our common stock to the debenture holders, plus $200,000 in cash, payable in monthly installments of $16,667.

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

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certification of the Chief Executive Officer and Principal Financial Officer of Torbay Holdings, Inc.pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer and Principal Financial Officer of Torbay Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on February 17, 2004 to announce that it had entered into a Redemption and Settlement Agreement and Mutual General Release with certain holders of its 12% convertible debentures. The Company did not file any other Current Reports on Form 8-K during the quarter ended March 31, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TORBAY HOLDINGS, INC.

By: William Thomas Large
----------------------------------------------------
Name: William Thomas Large
Title: President and Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)


Date: May 12, 2004