Form 10QSB
period 2004-06-30
TORBAY HOLDINGS INC
filed 2004-08-16
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
  (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

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

            140 OLD COUNTRY ROAD, SUITE 205, MINEOLA, NEW YORK 11501
                    (Address of principal executive offices)

                                  516-747-5955
                           (Issuer's Telephone Number)

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The Company had 88,910,987 shares of common stock outstanding as of June 30, 2004.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
Yes [_] No [X]

                                      INDEX

PART 1 - FINANCIAL INFORMATION

Condensed consolidated balance sheet as of
June 30, 2004 (unaudited)..................................................    3

Condensed consolidated statements of operations and other
comprehensive income (loss) for the three and six months
ended June 30, 2004 and 2003 (unaudited) ..................................    4

Condensed consolidated statements of cash flows for the six months ended
June 30, 2004 and 2003 (unaudited).........................................    5

Notes to condensed consolidated financial statements as of June 30, 2004
(unaudited)................................................................    6

Item 2.  Management's Discussion and Analysis or Plan of Operation ........   11

Item 3.  Controls and Procedures...........................................   22

PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   23

Item 2.  Changes in Securities and Use of Proceeds.........................   23

Item 3.  Defaults Upon Senior Securities...................................   23

Item 4.  Submission of Matters to a Vote of Security Holders...............   23

Item 5.  Other Information.................................................   24

Item 6.  Exhibits and Reports on Form 8-K..................................   24

Signatures.................................................................   24

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)


                                     ASSETS
CURRENT ASSETS
 Cash                                                            $       40,381
 Accounts receivable, net                                                17,000
 Inventory                                                               11,230
                                                                  --------------
   Total Current Assets                                                  68,611
                                                                  --------------

Property and equipment - net                                             26,345

OTHER ASSETS
 Intangible assets - net                                                103,198
 Deposits                                                                 6,795
                                                                  --------------
   Total Other Assets                                                   109,993
                                                                  --------------

TOTAL ASSETS                                                     $      204,949
                                                                  ==============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                           $      269,402
 Settlement payable                                                     158,318
 Note payable                                                            50,000
                                                                  --------------
   Total Current Liabilities                                            477,720
                                                                  --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.0001 par value, 20,000,000 shares
  authorized, 420,000 issued and outstanding                                 42
 Common stock, $.0001 par value, 100,000,000 shares
  authorized, 88,910,987 shares issued and outstanding                    8,891
 Common stock to be issued (500,000 shares)                                  50
 Additional paid-in capital                                           3,856,967
 Accumulated deficit                                                 (4,013,633)
 Accumulated other comprehensive loss                                   (22,677)
 Deferred equity based expense                                         (102,411)
                                                                  --------------

TOTAL STOCKHOLDERS' DEFICIENCY                                         (272,771)
                                                                  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                   $      204,949
                                                                  ==============

     See accompanying notes to condensed consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                For the Three     For the Three      For the Six       For the Six
                                                 Months Ended      Months Ended      Months Ended      Months Ended
                                                June 30, 2004     June 30, 2003     June 30, 2004     June 30, 2003
                                                -------------     -------------     -------------     -------------

SALES, NET                                      $      82,527     $      31,926     $     159,537     $     43,627

COST OF SALES                                          23,689            11,999            45,732           20,462
                                                -------------     -------------     -------------     -------------

GROSS PROFIT                                           58,838            19,927           113,805           23,165
                                                -------------     -------------     -------------     -------------

OPERATING EXPENSES
 Selling                                               48,410            46,094            73,312            61,805
 Consulting fees                                         -                6,000             6,300           100,750
 Professional fees                                     43,628            77,282            55,813            90,294
 Compensation                                          24,258            13,756            43,010            32,431
 Other general and administrative                      72,912            20,423           118,904            38,544
                                                -------------     -------------     -------------     -------------
      Total operating expenses                        189,208           163,555           297,339           323,824
                                                -------------     -------------     -------------     -------------

LOSS FROM OPERATIONS                                 (130,370)         (143,628)         (183,534)         (300,659)
                                                -------------     -------------     -------------     -------------

OTHER INCOME (EXPENSE)
 Interest and financing costs                         (45,915)          (81,875)         (178,729)         (149,125)
 Gain (loss) on extinguishment of debt, net            (4,026)             -              243,800              -
 Cancellation of stock issued for
 consulting fees                                         -                 -               15,000              -
                                                -------------     -------------     -------------     -------------
      Total other income (expense)                    (49,941)          (81,875)           80,071          (149,125)
                                                -------------     -------------     -------------     -------------

NET LOSS                                             (180,311)         (225,503)         (103,463)         (449,784)

OTHER COMPREHENSIVE INCOME/(LOSS)
 Foreign currency translation (loss) income             1,284            (5,189)           (2,026)              832
                                                -------------     -------------     -------------     -------------

COMPREHENSIVE LOSS                              $    (179,027)    $    (230,692)    $    (105,489)    $    (448,952)
                                                =============     =============     =============     =============

Net loss per common share - basic and
diluted                                         $        -        $       (0.01)    $        -        $       (0.01)
                                                =============     =============     =============     =============

Weighted average number of common shares
 outstanding - basic and diluted                   89,063,734        39,951,962        85,257,340        32,028,625
                                                =============     =============     =============     =============

     See accompanying notes to condensed consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                     2004              2003
                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                      $     (103,463)  $      (449,784)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                        16,876             9,920
  Gain on extinguishment of debt, net                                (243,800)             -
  Common stock and warrants issued for services                           300            93,500
  Deferred equity based costs recognized                              168,547           104,725
  Financing costs - shares sold below market value                     48,258              -
  Cancellation of shares issued for services                          (15,000)             -
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                         (13,705)            1,620
   Decrease in inventory                                               26,393            10,225
   Decrease in prepaid expenses                                          -               15,748
   Increase in accounts payable and accrued expenses                   19,534            52,366
                                                                 ------------      ------------
     Net cash used in operating activities                            (96,060)         (161,680)
                                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of intangibles                                              (20,750)             -
 Purchase of property and equipment                                    (5,447)           (1,650)
                                                                 ------------      ------------
     Net cash used in investing activities                            (26,197)           (1,650)
                                                                 ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                               183,940             7,000
 Principal payments on settlement payable                             (31,663)             -
 Proceeds from issuance of notes and loans payable                       -              110,000
                                                                 ------------      ------------
     Net cash provided by financing activities                        152,277           117,000
                                                                 ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (2,026)              832
                                                                 ------------      ------------

INCREASE (DECREASE) IN CASH                                            27,994           (45,498)

CASH - BEGINNING OF PERIOD                                             12,387            59,403
                                                                 ------------      ------------

CASH - END OF PERIOD                                           $       40,381   $        13,905
                                                                 ============      ============

Interest paid                                                  $        1,670   $          -
                                                                 ============      ============

     See accompanying notes to condensed consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      (A) Basis of Presentation

      The accompanying condensed consolidated financial statements include the accounts of Torbay Holdings, Inc. and its wholly owned subsidiaries, Designer Appliances Limited and Designer Appliances, Inc. (collectively, the "Company"). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2003.

      (B) Use of Estimates

      The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (C) Loss Per Share

      Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the three and six months ended June 30, 2004 and 2003 since the effect would be anti-dilutive. There were 5,000,000 common stock equivalents issued and exercised in February 2004. There were no common stock equivalents outstanding at June 30, 2004.

      (D) Stock Options and Warrants

      The Company accounts for its stock-based employee compensation plans using the intrinsic value based method, under which compensation cost is measured as the excess of the stock's market price at the grant date over the amount an employee must pay to acquire the stock. Stock options and warrants issued to non-employees are accounted for using the fair value based method, under which the expense is measured as the fair value of the security at the date of grant based on the Black-Scholes pricing model. The Company had no options or warrants outstanding at June 30, 2004.

                    TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)


      (E) Reclassifications

      Certain items have been reclassified in prior period statements to conform to the current period presentation. For the three months ended June 30, 2004 and 2003 $9,453 and $6,683, respectively, representing shipping, amortization and warranty costs, have been classified as cost of sales, rather than operating expenses. For the six months ended June 30, 2004 and 2003 these costs were $18,236 and $11,882, respectively. Also, travel and entertainment expenses have been reclassified from other general and administrative expenses to selling expenses.

      (F) Recent Accounting Pronouncements

      In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting Bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate.

      The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

NOTE 2 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

      During the six months ended June 30, 2004, the Company reached a settlement to retire its remaining 12% convertible debentures aggregating $507,750 and related accrued interest of $92,057 in exchange for the issuance of 6,000,000 shares of common stock having a fair value of $162,000, and $200,000 in cash, payable in monthly installments of $16,667, with a present value of $189,981, commencing May 1, 2004. Accordingly, the Company has recorded a gain of $247,826 related to the extinguishment (see Note 4).

      In February 2004, the Company granted options to purchase an aggregate of 5,000,000 shares of common stock to two individuals in exchange for services to be rendered through August 1, 2005. The fair value of these options is $112,240. This amount has been deferred and is being amortized over the life of the services agreement (see Note 5).

      During April 2004, the Company issued 161,050 shares of common stock to an officer to settle a payable to him of $9,663. The shares were issued at a discount to market value and the Company has recorded a loss on extinguishment of debt of $4,026(see Note 5).

                    TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)


      During the six months ended June 30, 2003, an aggregate of $126,750 of the notes payable issued on May 15, 2002 were converted into 21,173,024 shares of common stock (see Note 5).

NOTE 3 INTANGIBLE ASSETS

      During the six months ended June 30, 2004, the Company incurred costs of $20,750 for the development of new software applications.

      Intellectual property rights and software licenses are being amortized over ten and five years, respectively. Software enhancements are being amortized over two years. Amortization commenced in 2003 and amortization expense for the six months ended June 30, 2004 and 2003 was $13,180 and $7,596, respectively. Amortization expense for the three months ended June 30, 2004 and 2003 was $7,238 and $3,798, respectively. The amortization expense has been included in cost of sales.

NOTE 4 12% CONVERTIBLE DEBENTURES

      On February 17, 2004, the Company and the debenture holders entered into a Redemption and Settlement Agreement and Mutual General Release (the "Settlement"). In accordance with the Settlement, all of the outstanding debentures and related warrants were redeemed by the Company. The Company issued 6,000,000 shares of common stock having a fair value of $162,000, to the debenture holders, and agreed to pay $200,000 in cash in monthly installments of $16,667 commencing May 1, 2004. The Company has recorded a gain of $247,826 related to the extinguishment.

NOTE 5 STOCKHOLDERS' DEFICIENCY

      During February and March 2004, the Company issued 6,000,000 shares of common stock in connection with the retirement of its 12% convertible debentures payable described in Note 5.

      In February 2004, the Company granted options to purchase an aggregate of 5,000,000 shares of common stock to two individuals in exchange for services to be rendered through August 1, 2005. The options had an exercise price of $.008 per share and had a life of ninety days from grant date. The fair value of these options is $112,240. This amount has been deferred and is being amortized over the life of the services agreement (seventeen months). The value has been determined using the Black-Scholes option pricing model in accordance with SFAS 123 with the following assumptions: dividend yield of zero, expected volatility of 178%, risk-free interest rate of 3.5% and an expected life of three months. The options were exercised in February 2004 and cash proceeds of $40,000 were received by the Company.

      During March 2004, the Company sold 202,614 shares of common stock for cash proceeds of $17,000. The cash was received in March and the shares were issued in April. The shares were sold at a discount to market value, and a financing cost related to the discount of $4,013 has been recognized.

      During April and May 2004, the Company sold 2,005,168 shares of common stock for cash proceeds of $126,940. The shares were sold at a discount to market value, and a financing cost related to the discount of $44,245 has been recognized.

                    TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)


      During April 2004, the Company issued 161,050 shares of common stock to settle a payable to an officer in the amount of $9,663. The shares were issued at a discount to market value and the Company has recorded a loss on extinguishment of debt of $4,026.

      During the three months ended March 31, 2004 the Company issued 3,000 shares of common stock, valued at $300, for services rendered.

      The Company has deferred costs related to the issuance of options for services to be rendered through July 2005. During the six months ended June 30, 2004, the Company has expensed $41,362 of these costs and $102,411 remains deferred at June 30, 2004.

      On February 5, 2003, the Company entered into a two-month non-exclusive agreement with a consultant to provide strategic planning services. The agreement called for the consultant to receive up to 2,000,000 shares whereby 1,251,000 shares of S-8 registered shares were issued upon the effective date of the agreement for the initial period. This agreement expired on April 4, 2003, and has not been extended. The 1,251,000 shares were issued on February 5, 2003, and valued for financial accounting purposes at $62,500, the fair market value of the common stock on the effective date of the agreement based on concurrent cash offerings.

      On February 6, 2003, the Company entered into a one-year non-exclusive agreement with a consultant to provide strategic planning services. Under the agreement, the consultant received 250,000 shares of restricted common stock upon the effective date of the agreement for the initial period. The 250,000 shares were valued for financial accounting purposes at $15,000, the fair market value of the common stock on the effective date of the agreement based on concurrent cash offerings, and were issued in the second quarter of 2003. This agreement terminated in February 2004 and there is no other amount owed. Additionally, the parties agreed to cancel the 250,000 shares originally issued in 2003 and the Company recorded a credit of $15,000 in other income in February 2004.

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

                    TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)


      During April 2003, the Company issued 1,000,000 shares of common stock, valued for financial accounting purposes at $10,000, the fair market value of the common stock, as consideration for legal services.

      During June 2003, the Company issued 583,333 shares of restricted common stock for options exercised for cash proceeds of $7,000.

NOTE 6 GOING CONCERN

      The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $103,463 and a negative cash flow from operations of $96,060 for the six months ended June 30, 2004 and a working capital deficiency of $409,109 and a stockholders' deficiency of $272,771 as of June 30, 2004. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds to finance its operations. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

      Management's plans include obtaining additional financing for which they are currently in active negotiations with several financing institutions and increasing sales of the Quill computer mouse and related software products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

We are a holding company for late-stage development, or early-stage commercial companies, with opportunities in niche markets. We currently own two subsidiaries, Designer Appliances Ltd., an inactive United Kingdom ("UK") company, and Designer Appliances, Inc., a Delaware corporation, and will actively seek additional and appropriate acquisitions, subject to the comments below. We have acquired what we believe to be valuable intellectual property rights, including an exclusive license on proprietary software and a UK patent for a computer mouse that we believe to be beneficial to computer mice users with regard to treating and preventing repetitive strain injury. The UK patent is the basis for further patent applications that may enlarge the scope and geography of our current patent position. We have achieved what we believe are significant technical improvements to our products that we intend to protect with further patents, although we can give no assurance that patent applications will be filed or, if filed, that such applications will result in our obtaining patents.

We sell and market the Quill Mouse computer mouse and software. The Company's products are designed to justify a premium price in the upper and certain niche sectors of our markets. There is no assurance that we will be able to continue to manufacture or market these items.

The Company intends to market and sell only products that are designed to attract a premium, niche or upscale market. Management believes that it has identified several products, including the Quill "Grip-less" Mouse and Nib "Click-less" software, in an under exploited opportunity in the computer, household and domestic appliances markets. Because of the Company's precarious financial condition and limited capital resources, it is currently limiting its operations to the production and sale of the Quill Mouse and related software.

RESULTS OF OPERATIONS FOR THE 3 MONTHS ENDED JUNE 30, 2004 AND 2003

Gross Profit

For the 3 months ended June 30, 2004, the Company generated revenue from sales of $82,527 compared to $31,926 for the 3 months ended June 30, 2003, an increase of $50,601, or 158%. Cost of sales were $23,689 for the 3 months ended June 30, 2004, compared to $11,999 for the 3 months ended June 30, 2003, an increase of $11,690. Gross profit was $58,838 or 71.3% of net revenues for the 3 months ended June 30, 2004 relative to $19,927 or 62.4% of net revenues for the 3 months ended June 30, 2003.

The Company believes that the impact on gross profit, within the mix of product sales between hardware products only, integrated hardware and software products and, commencing in the third quarter, stand alone software products, will be variable.

The Company believes that although it currently has limited marketing resources, sales of the Company's products will continue to increase as a result of a growing acceptance of the Company's products and the time that the Company's management has spent in developing potential alliances as well as new marketing, packaging and software product delivery and fulfillment systems.

Operating Expenses

Operating expenses increased to $189,208 for the 3 months ended June 30, 2004 from $163,555 for the three months ended June 30, 2003, an increase of $25,653 or 15.7%. The increase is attributable to increases in marketing, compensation and administrative expenses, partially offset by a decrease in professional fees. Included in administrative expense for 2004 is a non-cash charge of $23,633 for filing fees related to the amortization of deferred equity based compensation. This overall increase is due to increasing operations, sales and marketing activity. The 3 months ended June 30, 2004 saw Company personnel attend two exhibitions simultaneously with an increase in travel and related expenses to investigate potentially strategic relationships. The Company increased its spending on advertising in ergonomic magazines that are distributed to ergonomic and human resource personnel in U.S. corporations in addition to taking a full-page advertisement in the Mac Directory.

Other Income (Expenses)

For the 3 months ended June 30, 2004 expenses associated with financing costs decreased compared to the 3 months ended June 30, 2003 due to the settlement of convertible debentures in February 2004, offset by a finance charge resulting from the sale of common stock below market value.

Net Loss

The Company incurred a net loss $180,311 for the 3 months ended June 30, 2004 relative to a net loss of $225,503 for the 3 months ended June 30, 2003. The reduction in the net loss between the two periods was primarily due to an increase in revenue from sales and the resulting gross profit contribution and a reduction in interest and other costs related to the former debenture agreement, partially offset by a finance charge resulting from the sale of common stock below market value.

RESULTS OF OPERATIONS FOR THE 6 MONTHS ENDED JUNE 30, 2004 AND 2003

Gross Profit

For the 6 months ended June 30, 2004, the Company generated revenue from sales of $159,537 compared to $43,627 for the 6 months ended June 30, 2003, an increase of $115,910, or 266%. Cost of sales were $45,732 for the 6 months ended June 30, 2004, compared to $20,462 for the 6 months ended June 30, 2003, an increase of $25,270. Gross profit was $113,805 or 71.3% of net revenues for the 6 months ended June 30, 2004 relative to $23,165 or 53.1% of net revenues for the 6 months ended June 30, 2003.

The Company believes that the impact on gross profit of the mix of product sales between hardware products only, integrated hardware and software products and, commencing in the third quarter, stand alone software products will be variable.

The Company believes that although it currently has limited marketing resources, sales of the Company's products will continue to increase as a result of a growing acceptance of the Company's products and the time that the Company's management has spent in developing potential alliances as well as new marketing, packaging and software product delivery and fulfillment systems.

Operating Expenses

Operating expenses decreased to $297,339 for the 6 months ended June 30, 2004 from $323,824 for the 6 months ended June 30, 2003, a decrease of $26,485 or 8.2%. The decrease is attributable to increases in marketing, compensation and administrative expenses, offset by decreases in professional fees and consulting fees. Included in administrative expense for 2004 is a non-cash charge of $41,362 for filing fees related to the amortization of deferred equity based compensation. Increases in operating expenses are due to increasing operations, sales and marketing activity, including attendance at two exhibitions with an increase in travel and related expenses to investigate potentially strategic relationships. The Company increased its spending on advertising in ergonomic magazines that are distributed to ergonomic and human resource personnel in U.S. corporations in addition to taking a full-page advertisement in the Mac Directory.

Other Income (Expenses)

For the 6 months ended June 30, 2004 expenses associated with financing costs increased due to the expensing of certain deferred charges in February 2004 as a result of the settlement of the convertible debentures, plus a finance charge resulting from the sale of common stock below market value.

Net Loss

The Company incurred a net loss of $103,463 for the 6 months ended June 30, 2004 relative to a net loss of $449,784 for the 6 months ended June 30, 2003. The reduction in the net loss between the two periods was made up of an increase in revenue from sales and the resulting gross profit contribution, and a gain on the settlement of debentures, partially offset by the expensing of certain deferred charges and a finance charge resulting from the sale of common stock below market value.

LIQUIDITY AND CASH POSITION

Operating Activities

For the 6 months ended June 30, 2004 and 2003 the Company used $96,060 and $161,680, respectively, to fund operating activities. The decrease of $65,620 is due to the decrease in net loss between the comparative periods. The use of cash in 2004 is primarily due to the net loss for the period. For 2003, the use of cash is primarily the result of the net loss of $449,784, partially offset by non-cash charges of $208,145 and net changes in operating assets of $79,959.

Investing Activities

For the 6 months ended June 30, 2004 and 2003 the Company used $26,197 and $1,650, respectively, to fund investing activities. These costs include capital equipment purchase of computer equipment and on-going development costs for software.


Financing Activities

For the 6 months ended June 30, 2004 the Company realized cash of $183,940 from the private placement of restricted stock. The Company also paid $31,663 due under the debenture settlement agreement. This compares to net cash receipts for stock issuance and notes or loans payable in the 6 months ended June 30, 2003 of $117,000.

The Company, including its subsidiaries, has incurred start-up costs, including administrative costs and research and development costs, while realizing limited operating revenue. Revenue commenced in late 2002. To date, the Company has been and continues to be dependent upon funded operations, primarily from the proceeds of sales of its securities and from loans to support the operating losses it has incurred. These losses have reduced significantly as sales of the Company's products continue to grow and margins have been held or enhanced. The compliance costs associated with the Company being a reporting company under the U.S. securities laws, including accounting and legal fees, continue to be a predominant expense which contributes to the Company's operating losses.

The Company has had small but consistent increases in sales and revenue through June 30, 2004. This increase is as a result of increased sales through existing distribution routes, as management time and activities in the quarter ended June 30, 2004 have been predominantly in pursuit of strategic objectives that are hoped to have an impact on future income.

The sales achieved have been through direct marketing programs, via the Company's website and indirectly through distributor/resellers who themselves have their own websites, catalogues and sales personnel. This strategy is part of the development program that the Company has initiated for product and brand recognition amongst the "professional ergonomic" industry. The Company has developed an increasing reliance upon distributor/resellers and this business is now in excess of 50% of its overall sales by value. This business also impacts gross margin, as the distribution business requires discounts to the retail selling price to be given to distributors.

Evidence for support of the opinion that the Company's marketing and customer satisfaction initiatives are being achieved is borne out by the increasing sales as described above. In addition, during the last quarter one Fortune 500 company specified the Quill Mouse as a "standard option" and alternative to other mice for its employees. This has resulted in the Quill Mouse being listed and displayed on that company's internal website. Additionally a major oil company has also commenced specification of our products including evaluation of our nib click-less software for consideration as to "approval" for that company's software profile. Orders and repeat orders from other major corporations, including major utilities, healthcare, insurance companies and even large computer manufacturers continue to provide optimism as to the success of the Company's limited marketing activities and an expectation of future sales.

The Company's preparations for a retail packaged product are substantially complete. Some reduction in gross margin may be necessary to achieve the pricing incentives required by such outlets. The Company has also invested significantly in the past quarter to streamline its software order fulfillment process. To this end it has now developed a single version of its Nib Clickless software for PC, compared to a demo version and a separate purchased version, activated by a "software key code", supplied against each order. This means that this single version of software can now be distributed with each mouse on the CD provided with it. As a result, every mouse purchaser will be able to try the Clickless software and the software key will be available in the packaging so that it is no longer necessary to refer to the Company's website in order to obtain the purchased software. The impact will have immediate order fulfillment upon delivery, which is particularly important in anticipation of establishing a retail presence. The same capability has also been developed, a single demo and fully working version, for the McNib software for Macintosh.

Since inception through most of 2002, the Company focused on organizational activities and research and development of the Company's products and the development of marketing strategies. At the end of 2002, the Company commenced production and shipment of its Quill Mouse product. Management estimates that it would require between $6.5 million and $18.2 million over the first two years of operations to support manufacturing and marketing operations, should the Company commence production of all the products in the Company's intellectual property rights portfolio. This portfolio includes vacuum cleaners, fans, heaters and other intellectual property rights regarding domestic appliances. The Company has no view or expectation of raising this level of financing, and so as a consequence, will maintain and remain focused on developing sales of its Quill Mouse and related products. Since 2002 the Company has introduced the following new products:


o Introduced in 2002: Quill "grip-less" mouse, which allows the user to mouse without the need to grip, which is indicated as a contributory factor in those who develop functional impairments such as repetitive strain injury or carpal tunnel syndrome.

o Introduced in 2003: Nib "click-less" software, which performs a high percentage of computer mouse button clicks for its users and, subject to its effective utilization, can aid those with functional impairment due to injury and is also classified as Assistive Technology.

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

o Introduced in 2004: Nib (for PC's) "click-less" software, with Gesture technology, which enhances the previous version by allowing the selection of different click types by the movement of the mouse cursor. To Gesture a Right click the mouse cursor is moved to the right and back, to Gesture a double click, to the left and back or to highlight or drag, downwards and back.

o Introduced in 2003: Nib (for PC's) Trial version with Gesture Technology: This is a 30-day active version of Nib software which is freely downloaded from the Company's www.quillmouse.com website.

o Introduced in 2004: McNib (for Macintosh computer) "click-less" software, with the Gesture technology described above.

o Introduced in 2004: McNib (for Macintosh) Trial version with Gesture
Technology: This is a 30-day active version of McNib software which is freely downloaded from the Company's www.quillmouse.com website.

o Introduced in 2004: The McVirtually Hands Free (McVHF) mousing system: A bundle of the Quill Mouse and McNib Software with Gesture technology that allows the user to elect not to use most of his muscles forward of his elbow, but still mouse and interact with his computer in a conventionally recognized manner.

o Introduced in 2004 "The Clickless Web": This is a development on the Company's Clickless software. The Clickless software, an application that performs mouse button clicks for the user, is a computer resident program that requires installation upon the user's computer following purchase. One element of the computer resident software is the ability to click links and other functions which enables interaction with the Internet, so as to be able to surf it and store files etc., from it. This new development, as a product called among other names, "The Clickless Web", takes the "web surfing and interacting" component of the computer resident software, and, using a webpage application tool called "Active X", allows these features to be accessed temporarily when a website, empowered with the feature, is enabled. This type of application known as "tools on demand" is considered a future direction and application of the Internet in which there is less requirement for software to be loaded onto a computer, or hand held device. Such applications as needed, are accessed on demand, and can be potentially prepaid as a service, or rented for the duration of their use. This feature could increase the portability of applications and also decrease memory requirements and hard disk management of Internet connected devices. The Clickless Web is the Company's first product in this potential growth area. Prior to its launch and in keeping with its strategy, the Company filed a world-wide patent application on this technology.

At this time there exist two demonstration sites for this technology: www.theclicklessweb.com and www.theassistiveweb.com both of which link to an identical page.

The Assistive Web site will be focused upon generating income from large corporations such as banks, search engines, web retailers, assistive technology websites and other high traffic websites. Pricing on this product has yet to be established and no income from either of these websites can be anticipated as yet.

o Planned for Introduction in 2004: SooToSee; currently in Alpha (in-house) testing this software is designed as a dynamic magnification system to assist those who need such assistance for observing computer screens, so as to enhance their accuracy of pointing the computer mouse cursor, or help in reading small text as is frequently the case with computer program menus and text on the internet. This is as an aid to vision and does not replace the need of use of spectacles, though it is envisaged that it will find application for those with severe sight impairment. This is part of a new software development package.

o Planned for Introduction in 2004: SooToSpeak; currently in late development stage. This software is designed as convert HTML text, such as is used on Internet web pages and now more commonly in email systems and program menu systems, into an audible speech output, utilizing existing and proprietary to others, voice synthesis systems such as the "supplied as standard" Windows XP voice "Microsoft SAM".

O What were formally described as Kissoft(TM) Products will be redefined under a more simplified and coordinated name structure and will be aimed at the Assistive Technology Market Sector in which disability and impairment might be overcome by their use. The Assistive Technology Sector is a market segment within the main computer product market. It is an area is subject to a product focus by large players within the computer industry and includes specific website segments from companies such as Apple Computers and Microsoft. The Company has its products listed on both the Apple Computer Company's and the Microsoft Corporation's Assistive Technology Product information pages, such product listing being a service to their customers. This does not represent a commercial relationship with these companies nor does it represent an endorsement of out products by them.

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

The other Market Sector that is sought to be addressed is the so called Baby Boomers, those individuals born between 1946 and 1964, who are numerically large in number, when considered as a single market and are now experiencing the gradual deterioration of limbs and sensors as is commensurate with their age. A survey commissioned by the Microsoft Corp. (www.microsoft.com/enable/research) suggests that approximately 30M individuals in the US could benefit from dexterity enhancing technology such as ours.

Scientific developments we believe are of significance to our business:
Researchers in the U.S. have developed an "animal model" for the investigation of the pathology of repetitive use injuries or "Negligible Force" injuries as they describe them. The lack of clinical validation, by way of recognition of the pathological consequences of repetitive injuries, we believe, impacts the opinions and therefore the actions of legislators, employers, insurers and product manufacturers.

The initial results from 2 studies performed at Temple University, PA, so far indicate clearly definable and potentially adverse changes in the pathology of the bones and tissues of laboratory rats studied. The researchers attribute these changes to repetitive reaching and grasping (gripping) movements and their pathological analysis has observed significant and, in their view, detrimental changes in histology and immunology. The results are early research, on non-human subjects, using analyses that cannot, by their invasive nature, be performed on live human subjects.

The arguments for and against the existence of repetitive strain injuries have been on the basis of statistical argument and reporting of symptoms. This, much like the smoking and lung cancer debate of the sixties (without implying the same degree of significance) has afforded in many cases the opportunity for denial.

While there is unlikely to be an early and measurable impact upon our business, as a result of these studies and in anticipation that further study might confirm these early findings, we believe popular opinion may be influenced sufficiently that may lead to a changing market environment that could ultimately be beneficial to this corporation.

Microsoft Assistive Technology Vendor Program (MATvp).

Designer Appliances Inc was recently enrolled into the MATvp program. The primary purpose of this program is to decrease the time from development to market for assistive technology products.


o As an interim and with an evolution of the brand and name of the Quill Mouse in mind, following the grant of E-Quill-Liberator(R) as a registered trademark of the Company, the Company's family of products will be protected under that mark

Critical Accounting Policies and Estimates

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

On an on-going basis, we re-evaluate our estimates, including those related to intangible assets, equity based compensation and litigation. We base our estimates on experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The employment of an IPR strategy is considered, though not guaranteed, to act as a barrier to entry by other providers of computer mice. It is also considered that the market environment, in regards to the general lack of recognition by mouse manufacturers of health issues due to mouse product usage, precludes entries by established organizations who are outside of the directly competitive ergonomic sector. Their entry would likely raise more risk from the possible litigious consequence of launching a "health conscious product as, by inference, other and previous products could be viewed as "not health conscious". While this is opinion and cannot be relied upon as to maintain the Company's advantage in the future, it is considered that the opportunity for the Company to achieve a market share of 5% of the total new and replacement U.S. computer mouse market is possible from those impaired or having some form of disability under this market scenario. It is also the Company's intent to work with any other who may wish to license our technology.

It is also of interest to note the recent market messages of others with a presence in the computer mouse sector. In recent press releases Logitech make specific mention of "comfort: as part of their "product design".. Also in an early August press release Mr. Gates of Microsoft made reference to the Microsoft attention to, amongst other things, "natural interfaces" as development areas in the future. There is no inference in these references other than our perception of emerging market awareness amongst those who could be competition, or allies, that comfort and interface design are factors for consideration.

Since achieving a Section 508 listing and the Arthritis Foundation commendation, the Company has redefined its mission, so as to be a leading supplier of Assistive Technology Mouse products, an area that is not catered to by mass-market suppliers. The Company believes that this sector is now on the fringe of opportunity for supply into a bigger market, accessible by retail distribution. A target of a 5% share of what is currently considered the annual new and replacement U.S. computer mouse market would translate into approximately 2 million mice sales per year, which on a worldwide basis could relate to 10 million pieces per year. This does not contemplate earlier retirement of computer mice, and therefore possible upside, due to an awareness of the issues and our products, as a result of the Company's intended marketing activities.

At this time there are no other competitors who state they are providers of a Grip-less or Click-less computer mouse products, or that have a Section 508 listing or Arthritis Foundation commendation.

Revenues generated by sales of the QUILL and related products, where possible, will be used to further develop QUILL sales until a cash flow positive, and profit positive position, can be established at sustainable levels, thus allowing the Company to access bank financing, and thereby reducing the extent to which the Company must rely on other sources of external financing. In the absence of sales, the estimated amount of working capital that the Company will need, to expand the commercialization and distribution over the next year of the QUILL Mouse at planned operational levels, is approximately $500,000. There are no anticipated acquisitions of additional subsidiaries during the next 12-month period.

It is recognized that revenues are not significant, and while they do not provide for a sustainable business at current levels, it is the belief of management that a sustainable business can be achieved, and that revenue potential is significant upon an expansion of the current marketing effort, with increased investment in that area.

GOING CONCERN QUALIFICATION

The Company's ability to continue its operations, in the absence of significantly increased revenues from sales, is dependent upon receiving sufficient additional capital financing until such levels of sales are achieved to generate a positive cash flow. The Company may raise capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. The Company's financial statements raise substantial doubt about its ability to continue as a going concern if sufficient revenues are not generated or additional funding is not acquired or alternative sources of capital developed to meet its working capital needs

RECENT FINANCING -
During the six months ended June 30, 2004 the Company received financing from the proceeds from the sale of common stock to directors, a product distributor and existing shareholders in the amount of $183,940.

The Company is not aware of any other material trend, event or capital commitment, which would potentially adversely affect liquidity.

ITEM 3. CONTROLS AND PROCEDURES

      As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      As of the date of this Form 10-QSB, we are not a party to any litigation, and management has no knowledge of any threatened or pending litigation against us.

      On February 17, 2004, we entered into a Redemption and Settlement Agreement and Mutual General Release under which we redeemed all of our outstanding 12% convertible debentures and related warrants by issuing 6,000,000 shares of our common stock to the debenture holders and agreed to pay $200,000 in cash payable in monthly installments of $16,667 commencing May 1, 2004.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the period from April 6, 2004 to April 30, 2004, the Company sold an aggregate of 2,166,218 shares of its common stock for gross proceeds of $126,940 and to settle a payable to an officer in the amount of $9,663. The sales were all made in private placements transactions under an exemption from the registration requirements of the Securities Act of 1933, as amended (The "Act") afforded by Section 4(2) of the Act. The Company did not use a placement agent in connection with such sales and did not pay any underwriting discounts or commissions.

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

(b) Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 2004.


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


Date: August 16, 2004