Form 10QSB
period 2004-09-30
TORBAY HOLDINGS INC
filed 2004-11-22
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The Company had 88,948,487 shares of common stock outstanding as of September 30, 2004.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
Yes __ No X

                                      INDEX

PART 1 - FINANCIAL INFORMATION

Condensed consolidated balance sheet as of September 30, 2004 (unaudited) ...............   3

Condensed consolidated statements of operations and other comprehensive income
(loss) for the three and nine months ended September 30, 2004 and 2003 (unaudited) .......  4

Condensed consolidated statements of cash flows for the nine months ended
September 30, 2004 and 2003 (unaudited) ..................................................  5

Notes to condensed consolidated financial statements as of September 30, 2004 and 2003(unaudited) ......................................................................  6

Item 2.  Management's Discussion and Analysis or Plan of Operation ....................... 11

Item 3.  Controls and Procedures ......................................................... 24

PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings ............................................................... 25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ..................... 25

Item 3.  Defaults Upon Senior Securities ................................................. 25

Item 4.  Submission of Matters to a Vote of Security Holders ............................. 25

Item 5.  Other Information ............................................................... 25

Item 6.  Exhibits ........................................................................ 25

Signatures ............................................................................... 26

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
 Cash                                                                                          $    21,755
 Prepaid expense                                                                                    19,000
 Inventory                                                                                           3,261
                                                                                               -----------
     Total Current Assets                                                                           44,016
                                                                                               -----------

PROPERTY AND EQUIPMENT - NET                                                                        24,157
                                                                                               -----------

OTHER ASSETS
 Intangible assets - net                                                                           100,288
 Deposits                                                                                            6,795
 Deferred loan costs                                                                                 4,550
 Deferred charges                                                                                    5,000
                                                                                               -----------
     Total Other Assets                                                                            116,633
                                                                                               -----------

TOTAL ASSETS                                                                                   $   184,806
                                                                                               ===========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                                         $   276,686
 Settlement payable                                                                                110,823
 Notes payable                                                                                     102,020
                                                                                               -----------
     Total Current Liabilities                                                                     489,529
Common stock subscribed                                                                             50,000
                                                                                               -----------
TOTAL LIABILITIES                                                                                  539,529
                                                                                               -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.0001 par value, 20,000,000 shares authorized, 420,000 issued
   and outstanding                                                                                      42
 Common stock, $.0001 par value, 100,000,000 shares authorized, 88,948,487
  shares issued and outstanding                                                                      8,895
 Common stock to be issued (500,000 shares)                                                             50
 Additional paid-in capital                                                                      3,859,963
 Accumulated deficit                                                                            (4,122,769)
 Accumulated other comprehensive loss                                                              (22,126)
 Deferred equity based expense                                                                     (78,778)
                                                                                               -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                                                    (354,723)
                                                                                               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                 $   184,806
                                                                                               ===========

     See accompanying notes to condensed consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                           For the Three       For the Three       For the Nine        For the Nine
                                                           Months Ended        Months Ended        Months Ended        Months Ended
                                                           September 30,       September 30,       September 30,       September 30,
                                                               2004                2003                2004                2003
                                                           ------------        ------------        ------------        ------------
SALES, NET                                                 $     37,887        $     54,524        $    197,424        $     98,151

COST OF SALES                                                    18,961              18,594              64,693              38,653
                                                           ------------        ------------        ------------        ------------

GROSS PROFIT                                                     18,926              35,930             132,731              59,498
                                                           ------------        ------------        ------------        ------------

OPERATING EXPENSES
 Selling                                                         21,800              28,184              95,112              83,039
 Consulting fees                                                     --               6,000               6,300             106,750
 Professional fees                                               16,037              47,499              71,850             137,793
 Compensation                                                    29,399              24,733              72,409              57,164
 Other general and administrative                                57,403              24,869             176,307              70,766
                                                           ------------        ------------        ------------        ------------
       Total operating expenses                                 124,639             131,285             421,978             455,512
                                                           ------------        ------------        ------------        ------------

LOSS FROM OPERATIONS                                           (105,713)            (95,355)           (289,247)           (396,014)
                                                           ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSE)
 Interest and financing costs                                    (3,423)           (117,056)           (182,152)           (266,181)
 Gain on extinguishment of debt, net                                 --                  --             243,800                  --
 Cancellation of stock issued for consulting fees                    --                  --              15,000                  --
                                                           ------------        ------------        ------------        ------------
       Total other income (expense)                              (3,423)           (117,056)             76,648            (266,181)
                                                           ------------        ------------        ------------        ------------

NET LOSS                                                       (109,136)           (212,411)           (212,599)           (662,195)

OTHER COMPREHENSIVE INCOME/(LOSS)
 Foreign currency translation income (loss)                         551              (1,165)             (1,475)               (333)
                                                           ------------        ------------        ------------        ------------

COMPREHENSIVE LOSS                                         $   (108,585)       $   (213,576)       $   (214,074)       $   (662,528)
                                                           ============        ============        ============        ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED              $         --        $         --        $         --        $      (0.02)
                                                           ============        ============        ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
 - BASIC AND DILUTED                                         89,443,596          56,309,221          86,662,944          40,258,672
                                                           ============        ============        ============        ============


     See accompanying notes to condensed consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                                     2004              2003
                                                                                   ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                          $(212,599)       $(662,195)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                       27,974           17,024
  Amortization of loan costs                                                             650               --
  Gain on extinguishment of debt, net                                               (243,800)              --
  Common stock and warrants issued for services                                          300          108,000
  Deferred equity based costs recognized                                             192,180          186,944
  Financing costs - shares sold below market value                                    48,258               --
  Cancellation of shares issued for services                                         (15,000)              --
 Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable                                         3,295           (3,550)
    Decrease in inventory                                                             34,362           20,469
    (Increase) decrease in prepaid expenses                                          (19,000)          12,948
    Increase in accounts payable and accrued expenses                                 26,818           58,793
                                                                                   ---------        ---------
       Net cash used in operating activities                                        (156,562)        (261,567)
                                                                                   ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of intangibles                                                             (26,750)              --
 Purchase of property and equipment                                                   (5,447)         (11,150)
                                                                                   ---------        ---------
       Net cash used in investing activities                                         (32,197)         (11,150)
                                                                                   ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                              186,940            7,000
 Common stock subscribed                                                              50,000               --
 Principal payments on settlement payable                                            (79,158)              --
 Proceeds from issuance of notes and loans payable                                    52,020          250,000
 Loan and stock subscription costs                                                   (10,200)              --
                                                                                   ---------        ---------
       Net cash provided by financing activities                                     199,602          257,000
                                                                                   ---------        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (1,475)            (333)
                                                                                   ---------        ---------

INCREASE (DECREASE) IN CASH                                                            9,368          (16,050)

CASH - BEGINNING OF PERIOD                                                            12,387           59,403
                                                                                   ---------        ---------

CASH - END OF PERIOD                                                               $  21,755        $  43,353
                                                                                   =========        =========

Interest paid                                                                      $   4,175        $      --
                                                                                   =========        =========



     See accompanying notes to condensed consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      (A) BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements include the accounts of Torbay Holdings, Inc. and its wholly owned subsidiaries, Designer Appliances Limited and Designer Appliances, Inc. (collectively, the "Company"). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2003.

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

      (C) LOSS PER SHARE

      Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the three and nine months ended September 30, 2004 and 2003 since the Company sustained losses during these periods and the effect would be anti-dilutive. There were 5,000,000 common stock equivalents issued and exercised in February 2004. There were no common stock equivalents outstanding at September 30, 2004.

      (D) STOCK OPTIONS AND WARRANTS

      The Company accounts for its stock-based employee compensation plans using the intrinsic value based method, under which compensation cost is measured as the excess of the stock's market price at the grant date over the amount an employee must pay to acquire the stock. Stock options and warrants issued to non-employees are accounted for using the fair value based method, under which the expense is measured as the fair value of the security at the date of grant based on the Black-Scholes pricing model. The Company had no options or warrants outstanding at September 30, 2004.

      (E) RECLASSIFICATIONS

      Certain items have been reclassified in prior period statements to conform to the current period presentation. For the three months ended September 30, 2004 and 2003, $10,993 and $9,453, respectively, representing shipping, amortization and warranty costs, have been classified as cost of sales, rather than operating expenses. For the nine months ended September 30, 2004 and 2003 these costs were $29,228 and $20,932, respectively. Also, travel and entertainment expenses have been reclassified from other general and administrative expenses to selling expenses.

      (F) RECENT ACCOUNTING PRONOUNCEMENTS

      In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting Bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB 105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate.

      The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

NOTE 2 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

      During the nine months ended September 30, 2004, the Company reached a settlement to retire its remaining 12% convertible debentures aggregating $507,750 and related accrued interest of $92,057 in exchange for the issuance of 6,000,000 shares of common stock having a fair value of $162,000, and $200,000 in cash, payable in monthly installments of $16,667, with a present value of $189,981, commencing May 1, 2004. Accordingly, the Company has recorded a gain of $247,826 related to the extinguishment (see Note 4). In February 2004, the Company granted options to purchase an aggregate of 5,000,000 shares of common stock to two individuals in exchange for services to be rendered through August 1, 2005. The fair value of these options is $112,240. This amount has been deferred and is being amortized over the life of the services agreement (see Note 6). During April 2004, the Company issued 161,050 shares of common stock to an officer to settle a payable to him of $9,663. The shares were issued at a discount to market value and the Company has recorded a loss on extinguishment of debt of $4,026 (see Note 6). During the nine months ended September 30, 2003, an aggregate of $204,150 of the notes payable issued on May 15, 2002 were converted into 34,578,006 shares of common stock (see Note 6).

NOTE 3 INTANGIBLE ASSETS

      During the nine months ended September 30, 2004, the Company incurred costs of $26,750 for the development of new software applications. Intellectual property rights and software licenses are being amortized over ten and five years, respectively. Software enhancements are being amortized over two years. Amortization commenced in 2003 and amortization expense for the nine months ended September 30, 2004 and 2003 was $22,090 and $13,537, respectively. Amortization expense for the three months ended September 30, 2004 and 2003 was $8,910 and $5,942, respectively. The amortization expense has been included in cost of sales.

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

NOTE 5 NOTES PAYABLE

      During August 2004, the Company received $52,020 pursuant to a loan term sheet. The principal balance bears interest at the prevailing one month LIBOR, plus 3% (currently 4.12%) and matures in one year. The loan is secured by 1,700,000 shares of common stock. The collateral shares have been provided by a stockholder of the Company. The Company incurred costs of $5,200 in connection with obtaining this financing. This amount is being amortized over the one year term of the loan.

NOTE 6 STOCKHOLDERS' DEFICIENCY

      During February and March 2004, the Company issued 6,000,000 shares of common stock in connection with the retirement of its 12% convertible debentures payable described in Note 4.

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

      During July 2004, the Company sold 37,500 shares of common stock for cash proceeds of $3,000.

      During August 2004 the Company received $50,000 pursuant to a stock subscription. Upon closing, the purchasers will be issued common stock at 60% of the average closing bid price on the five trading days prior to closing. Additionally, the purchasers will receive 1,000,000 common stock purchase warrants. 500,000 warrants will have an exercise price of $0.08 per share and 500,000 warrants will have an exercise price of $0.12 per share. The warrants will expire December 31, 2008.

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

      The Company has deferred costs related to the issuance of options for services to be rendered through July 2005. During the nine months ended September 30, 2004, the Company has expensed $64,995 of these costs and $78,778 remains deferred at September 30, 2004.

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

      On April 21, 2003, the Company entered into an agreement with a consultant whereby the consultant is to analyze and provide advice and introductions as to both short and long-term strategic business plans, business development, marketing and communications. In consideration, the Company has agreed to issue 3,000,000 shares of common stock valued for financial accounting purposes at $24,000 (the fair market value of the common stock on the effective date of the agreement based on concurrent cash offerings), of which $6,000 has been recognized as consulting expense and $18,000 has been included in equity as deferred equity based expense. The chief executive officer has made available 3,000,000 shares of his common stock to be transferred to the consultant. These shares were repaid to him in 2004.

      During April 2003, the Company issued 1,000,000 shares of common stock, valued for financial accounting purposes at $10,000, the fair market value of the common stock, as consideration for legal services.

      During June 2003, the Company issued 583,333 shares of restricted common stock for options exercised for cash proceeds of $7,000.

NOTE 7 GOING CONCERN

      The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $212,599 and a negative cash flow from operations of $156,562 for the nine months ended September 30, 2004 and a working capital deficiency of $445,513 and a stockholders' deficiency of $354,723 as of September 30, 2004. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds to finance its operations. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company intends to market and sell only products that are designed to attract a premium, niche or upscale market. Management believes that it has identified several products, including the E-Quill-AirObic "Grip-less" Mouse and Nib "Click-less" software, in an under exploited opportunity in the computer, household and domestic appliances markets. Because of the Company's limited financial condition and limited capital resources, it is currently restricting its operations to the production and sale of the E-Quill-AirObic Mouse and related products.

We sell and market a computer mouse and related software. Formerly marketed under the name "The Quill Mouse", our computer mouse is now marketed under the name "E-Quill-AirObic Mouse." The name change reflects our opinion that our computer mouse benefits all users (those who have voluntary control over their muscles and those who may not) by enabling them to maintain better or more aerobic conditions in the tissues of the hand when using the product. The primary product website of the Company will also become www.aerobicmouse.com as part of the development of a focused marketing campaign that provides recognition of the objectives we have for our products within those product names. In our view, the expression "aerobic" has intrinsic and positive benefits, because the meaning of the expression is understood and translates internationally. We anticipate that marketing expenditures on brand recognition will also help communicate the practical aspects of our mouse products.

RESULTS OF OPERATIONS FOR THE 3 MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

REVENUES

For the three months ended September 30, 2004, due to exceptional circumstances in regards to inventory detailed below, the Company generated revenue of$37,887, a decrease of $16,637, or 30.5%, as compared to the three months ended September 30, 2003. Since the commencement of sales of the Company's mouse products, orders have been fulfilled from the shipment of product from warehoused inventory. Consequently, revenues have generally been recognized within the quarter that the order was received. Due to a decision by management to increase the size of the Company's orders to its manufacturer to enable the Company to fulfill the anticipated greater demand for the Company's computer mouse products into the first quarter of 2005, delivery of inventory to the Company was delayed by several weeks. The impact of this was that hardware inventory for right handed product, the majority of our order volume, was exhausted during mid-August 2004. As a consequence, order backlog grew during the quarter from virtually nil at the beginning of the quarter to $79,699 at the end of the quarter and therefore less revenues were recognized. New product inventory was received early in November 2004 and the backlog of orders was shipped soon thereafter. We anticipate that such shipments will generate revenues during the quarter ending December 31, 2004.

GROSS PROFIT

For the 3 months ended September 30, 2004, and for the reasons explained above the Company generated revenue from sales of $37,887 compared to $54,524 for the 3 months ended September 30, 2003, a decrease of $16,637. Cost of sales were $18,961 for the 3 months ended September 30, 2004, compared to $18,594 for the 3 months ended September 30, 2003, an increase of $367. Gross profit was $18,926 or 50% of net revenues for the 3 months ended September 30, 2004 as compared to $35,930 or 66% of net revenues for the 3 months ended September 30, 2003. Gross profit during the 3 months ended September 30, 2004 was negatively impacted by fixed costs associated with sales (amortization of software development costs) relative to reduced revenues, including reduced shipments of higher margin software associated with mouse orders. Despite the impact on revenues and gross profit created by delayed product deliveries during the 3 months ended September 30, 2004, the Company believes that margins will return to previously posted levels. The impact on gross profit, within the mix of product sales between hardware products only, integrated hardware and software products and standalone software products, will be variable.

The Company believes that although it currently has limited marketing resources, sales of the Company's products will continue to increase as a result of a growing acceptance of the Company's products and the time that the Company's management has spent in developing potential alliances as well as new marketing, packaging and software product delivery and fulfillment systems.

OPERATING EXPENSES

Operating expenses decreased by $6,646 to $124,639 for the 3 months ended September 30, 2004 compared to $131,285 for the 3 months ended September 30, 2003. The decrease was primarily the result of a $37,462 reduction in consulting and professional fees which was partially offset by a $32,534 increase in other selling, general and administration expense.

OTHER INCOME (EXPENSES)

For the 3 months ended September 30, 2004 expenses associated with financing costs decreased by $113,633 due to the settlement between the Company and the former holders of the Company's convertible debentures.

NET LOSS

The Company incurred a net loss of $109,136 for the 3 months ended September 30, 2004 relative to a net loss of $212,411 for the 3 months ended September 30, 2003. The reduction in the net loss between the two periods was primarily due to a $113,633 reduction in interest and other costs related to the former debenture agreement, partially offset by a reduction in gross profit.

RESULTS OF OPERATIONS FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

REVENUE

For the nine months ended September 30, 2004, the Company generated revenue of $197,424, an increase of $99,273, or 101.1%, as compared to the nine months ended September 30, 2003.

GROSS PROFIT

For the nine months ended September 30, 2004 had a gross profit of $132,731 or 67% of sales relative to the nine months ended September 30, 2003 in which the Company had a gross profit of $59,498 or 60% of sales.

Cost of sales were $64,693 for the 9 months ended September 30, 2004, compared to $38,653 for the 9 months ended September 30, 2003, an increase of $26,040. The increase was related to the greater sales

The Company believes that the impact on gross profit of the mix of product sales between hardware products only, integrated hardware and software products and stand alone software products will continue to be variable.

The Company believes that although it currently has limited marketing resources, sales of the Company's products will continue to increase as a result of a growing acceptance of the Company's products and the time that the Company's management has spent in developing potentially alliances as well as new marketing, packaging and software product delivery and fulfillment systems.

OPERATING EXPENSES

Operating expenses decreased to $421,978 for the 9 months ended September 30, 2004 from $455,512 for the 9 months ended September 30, 2003, a decrease of $33,534 or 7%. The decrease is attributable to reduced professional fees and consulting fees which were partially offset by increases in marketing, compensation and administrative expenses.

OTHER INCOME (EXPENSES)

For the nine months ended September 30, 2004 other income was $76,648 as compared to other expense of $266,181 for the nine months ended September 30, 2003. The change was primarily the result of a $243,800 gain recognized in 2004 as a result of the settlement with the holders of the Company's convertible debentures as well as decrease in interest and financing costs.

NET LOSS

The Company incurred a net loss $212,599 for the 9 months ended September 30, 2004 relative to a net loss of $662,195 for the 9 months ended September 30, 2003, a reduction of $449,596. The reduction in the net loss between the two periods was primarily the result of the Company realizing a $243,800 gain on extinguishment of debt as a result of its settlement with its debenture holders and a $106,767 reduction in loss from operations.

LIQUIDITY AND CASH POSITION

OPERATING ACTIVITIES

For the 9 months ended September 30, 2004 and 2003 the Company used $156,562 and $261,567, respectively, to fund operating activities. The decrease of $105,005 is due to various factors both positive and negative across the categories of the extinguishment of debt, deferred equity costs, common stock and warrants issued for services and changes in inventory and accounts receivable.

INVESTING ACTIVITIES

For the 6 months ended September 30, 2004 and 2003 the Company used $32,197 and $11,150, respectively, to fund investing activities. These costs include capital equipment purchase of computer equipment and on-going development costs for software.

FINANCING ACTIVITIES

For the 9 months ended September 30, 2004 the Company realized cash of $199,602 from the private placement of restricted stock and under a loan against stock agreement offset by the payment of $79,158 due under the debenture settlement agreement. This compares to net cash receipts for stock issuance and notes or loans payable in the 9 months ended September 30, 2003 of $257,000.

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

The Company has generally had consistent increases in sales and revenue through September 30, 2004 compared to the same periods in 2003 despite being out of inventory for a time during the quarter ended September 30, 2004. These increases are as a result of increased sales through existing distribution routes. Management time and activities in the quarter ended September 30, 2004 have been predominantly in pursuit of strategic objectives that are hoped to have an impact on future income.

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

Evidence for support of the opinion that the Company's marketing initiatives and customer satisfaction are being achieved are borne out by the increasing sales as described above. In addition, during the last quarter one Fortune 500 company specified the Quill Mouse as a "standard option" and alternative to other mice for its employees. This has resulted in the Quill Mouse being listed and displayed on that company's internal website. Additionally a major oil company has also commenced specification of our products including evaluation of our nib click-less software for consideration as to "approval" for that company's software profile. Orders and repeat orders from other major corporations, including major utilities, healthcare, insurance companies and even large computer manufacturers continue to provide optimism as to the success of the Company's limited marketing activities and an expectation of future sales.

The Company's preparations for a retail packaged product are complete and repackaged product is available for shipment. Some reduction in gross margin may be necessary to achieve the pricing incentives required by such outlets. The Company has also invested significantly in past quarters to streamline its software order fulfillment process. To this end it has now developed a single version of its Nib Clickless software for PC, compared to a demo version and a separate purchased version, activated by a "software key code", supplied against each order. This means that this single version of software can now be distributed with each mouse on the CD provided with it. As a result, every mouse purchaser can now trial the Clickless software and the software key will be available by email or in their order acknowledgement package so that it is no longer necessary to refer to the Company's website in order to obtain the purchased software. The impact will have immediate order fulfillment upon delivery, which is particularly important in anticipation of establishing a retail presence. The same capability has also been developed, a single demo and fully working version, for the McNib software for Macintosh.

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

o Introduced in 2003: Carpal Management Systems I & II: A bundle of the VHF system and one (System I) or two (System II) FlexTend orthotic gloves that facilitate the use of a recognized and medically validated therapy exercise glove with a mousing system that gives relief from the type of activity that some consider to cause clawing of the hand due to mousing. In a joint marketing program with Balance Systems Inc.

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

o In March of 2004, following an independent review by a designer, health care professionals and persons with arthritis, the Arthritis Foundation in the US have given an Ease of Use commendation to the Virtually Hands Free Mousing system and under a licensing agreement the Company is permitted to use the Arthritis Foundation's Ease of Use logo as a graphic indication of the commendation. This commendation makes the VHF System the first to be recognized as being Assistive to persons with a clinical disability.

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

O In November 2004 the E-Quill-AirObic product was introduced that provided customers with a color choice option that in the directors opinion matches current system sales trends of Black or White.

The Assistive Web site will be focused upon generating income from large corporations such as banks, search engines, web retailers, assistive technology websites and other high traffic websites. Pricing on this product has yet to be established and no income from either of these websites can be anticipated as yet.

o Planned for Introduction in 2005: SooToSee; currently in Alpha (in-house) testing this software is designed as a dynamic magnification system to assist those who need such assistance for observing computer screens, so as to enhance their accuracy of pointing the computer mouse cursor, or help in reading small text as is frequently the case with computer program menus and text on the internet. This is as an aid to vision and does not replace the need of use of spectacles, though it is envisaged that it will find application for those with severe sight impairment. This is part of a new software development package.

o Planned for Introduction in 2005: SooToSpeak; currently in late development stage. This software is designed as convert HTML text, such as is used on Internet web pages and now more commonly in email systems and program menu systems, into an audible speech output, utilizing existing and proprietary to others, voice synthesis systems such as the "supplied as standard" Windows XP voice "Microsoft SAM".

SECTION 508 AMENDMENTS TO THE 1998 REHABILITATION ACT.

The General Services Administration ("GSA") implemented a program that sets standards for information technology so as to make such technology accessible to those with special needs. The standards are applied under what is called Section 508, which are described in full at www.section508.gov details pertaining to our products can be found at www.quillmouse.com under the heading GSA Section 508. These standards include a section relating to input devices, such as computer mice and under item 1194.26 and 1194.23 standards are prescribed for input devices. Companies that consider their products to comply to such standards can apply to have their products listed on the section508.gov website by completion of disclosure forms that are then inspected and their information then listed if considered compliant. The GSA then provides access to the product and company information on the website. The Company, having evaluated the standard and believing that its products complied, submitted its applications for its mouse and the Virtually Hands Free Mousing System (mouse and software bundle), which were subsequently processed and as of April 2003, were listed on the Section 508 website under the Company's assertions as to compliance.

To the Company's knowledge, there have been no other products listed on the website by other companies that may be considered to be competitive to the Company's products, be they niche ergonomic computer mice or mass-market supplier computer mice. The Company was therefore active in the development of the potential such a listing has for opportunity to sell product to the U.S. Government under this provision. It should be understood that this listing is not an endorsement or recommendation but an information source for those who work or have needs in this are to help them make their decisions thereby.

In October 2004 the Section 508 Group of the GSA removed the Company's mouse products from the Section 508 website (www.section508.gov).

The Company's management learned of the delisting when links to the 508 website were found to be inactive. Upon their investigation the Company's officers were told that in the opinion of the Section 508 Group, computer mice do not fall under a compliance requirement and that the GSA had listed the products in error.

The delisting does not constitute a position by the GSA that the Company's products are not efficacious and the GSA has cited specifically that they are
Section 504 compliant in that they are Assistive Technology. It merely reflects the GSA's current position that Section 508 does not cover conventional mouse products, even if such products employ assistive technology.

While the Company's management does not believe that the product delisting, as of today, has a material adverse effect on sales of the Company's products or its business, they do believe that the Company's mouse products do comply with the accessible technology standards. Management further believes that the standards are applicable to computer mice as peripherals. A vendor that complies with the standards may use its own compliance to block awards to a noncompliant competitor.

Management has had discussions and meetings with the staff of the GSA regarding the reason for the delisting and a further meeting is scheduled for December 14, 2004. If the matter is not resolved to the Company's satisfaction the Company may consider formally appealing the action at the agency level, as well as seeking a declaratory judgment in federal court, if necessary. The Company's decision to pursue such remedies will be based on its assessment of the likelihood of success and the benefits of a favorable result versus the anticipated costs of undertaking the action.

BABY BOOMER MARKET:

Another market sector that is sought to be addressed is the so called Baby Boomers, those individuals Born between 1946 and 1964, who are numerically large in number, when considered as a single market and are now experiencing the gradual deterioration of limbs and sensors as is commensurate with their age. A survey commissioned by the Microsoft Corp. (www.microsoft.com/enable/research) suggests that approximately 30M individuals in the US could benefit from dexterity enhancing technology such at ours.

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

In a more recent development scientist in Japan are now suggesting a correlation between intensive computer usage and the development of glaucoma, an eye condition. This supports even further the evidence that extensive and extended computer work is being increasingly recognized to have unforeseen health impact upon computer users.

While there is unlikely to be an early and measurable impact upon our business, as a result of these studies and in anticipation that further study might confirm these early findings, we believe popular opinion may be influenced sufficiently that may lead to a changing market environment that could create a greater computer user health consciousness that ultimately may be beneficial to this corporation.

MICROSOFT ASSISTIVE TECHNOLOGY VENDOR PROGRAM (MATVP).

Designer Appliances Inc was recently enrolled into the MATvp program. The primary purpose of this program is to decrease the time from development to market for assistive technology products.

HEWLETT-PACKARD ASSISTIVE TECHNOLOGY LISTING
During this quarter and following dialogue with them the Hewlett-Packard Company ("HP") listed all of the Company's products in their Small and Medium Business catalogue under the section of Assistive Technology. We believe that this is a significant development as it is the first trading relationship established with a major and mainstream computer supplier.

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

At this time the Company believes that it holds a unique position in the marketplace, as it is the only provider of mouse products that do not require grip to be used and has an associated software product that removes the need to be clicked. Likewise, no other competitive products, either direct or indirect in market presence, have, as we continue to assert, Section 508 compliance claims, or have been reviewed and commended for ease of use for persons with arthritis. While this position could change, it would require competitors to expend significant product development costs and risk potential infringement of the intellectual property rights of the Company. These rights are undergoing extension with additional patents having been filed on both design and utility basis in the U.S. with the intention to extend these and other applications contemplated into PCT or world-wide patents.

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

It is also of interest to note the recent market messages of others with a presence in the computer mouse sector. In recent press releases Logitech make specific mention of "comfort: as part of their "product design. Also in an early August press release Mr. Gates of Microsoft made reference to the Microsoft attention to, amongst other things, "natural interfaces" as development areas in the future. There is no inference in these references other than our perception of emerging market awareness amongst those who could be competition, or allies, that comfort and interface design are factors for consideration.

With developments such as the Arthritis Foundation commendation we have redefined our mission, so as to be a leading supplier of Assistive and Preventative Technology mouse products - an area that is, in our opinion, not catered to by mass-market suppliers. The Company believes that this sector is now on the fringe of opportunity for supply into a bigger market, accessible by retail distribution. A target of a 5% share of what is currently considered the annual new and replacement U.S. computer mouse market would translate into approximately 2 million mice sales per year, which on a worldwide basis could relate to 10 million pieces per year. This does not contemplate earlier retirement of computer mice, and therefore possible upside, due to an awareness of the issues and our products, as a result of the Company's intended marketing activities.

At this time there are no other competitors who state they are providers of a Grip-less or Click-less computer mouse products.

Revenues generated by sales of the E-QUILL-AirObic mouse and related products, where possible, will be used to further develop mouse product sales until a cash flow positive, and profit positive position, can be established at sustainable levels, thus allowing the Company to access bank financing, and thereby reducing the extent to which the Company must rely on other sources of external financing. In the absence of sales, the estimated amount of working capital that the Company will need, to expand the commercialization and distribution over the next year of mouse and related products at minimum planned operational levels, is approximately $500,000 and up to $2M in a fully funded and accelerated market penetration model. There are no anticipated acquisitions of additional subsidiaries during the next 12-month period.

It is recognized that revenues do not provide for a sustainable business at current levels. It is the belief of management that by suitable and adequate investment a sustainable business can be achieved, and that revenue potential could be significant upon an expansion of our limited and current marketing effort.

GOING CONCERN QUALIFICATION

The Company's ability to continue its operations, in the absence of adequate revenues from sales, is dependent upon receiving sufficient additional capital financing until such levels of sales are achieved to generate a positive cash flow. The Company may raise capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. The Company's financial statements raise substantial doubt about its ability to continue as a going concern if sufficient revenues are not generated or additional funding is not acquired or alternative sources of capital developed to meet its working capital needs

RECENT FINANCING

During the nine months ended September 30, 2004 the Company received financing in the aggregate amount of $278,760. This was comprised of $186,940 from the issuance of stock, $50,000 in common stock subscribed and $52,020 as proceeds from a short term note less aggregate costs of $10,200.

During November 2004, the Company sold 880,000 shares of common stock in a private placement , for the net proceeds of $45,964.

The Company is not aware of any other material trend, event or capital commitment, which would potentially adversely affect liquidity.

ITEM 3. CONTROLS AND PROCEDURES

         As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

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

      At the time of the execution of the settlement, we delivered to the former debenture holders a fully executed Affidavit of Confession of Judgment ("Judgment"), in the amount of $350,000, plus accrued interest, late fees, liquidated damages, and attorneys' fees and costs. The Judgment will be held in escrow by Brune & Richard LLP pending our performance of the obligations set forth in this Judgment. If we become in default of the Judgment, the former debenture holders will become entitled to file the Judgment in the New York State Supreme Court.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During July 2004 the Company sold 37,500 shares of its common stock for cash proceeds of $3,000. The sale was made in a private placement transaction under an exemption from the registration requirements of the Securities Act of 1933, as amended afforded by Section 4(2) of such Act. The Company did not use a placement agent in connection with such sale and did not pay any underwriting discount or commissions. During the quarter ended September 30, 2004 did not sell any other equity securities.

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


Date: November 19, 2004