Form 10KSB
period 2004-12-31
TORBAY HOLDINGS INC
filed 2005-04-22
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

                                  516-747-5955
                           (Issuer's Telephone Number)

 Securities Registered under Section 12(b) of the Exchange Act: None Securities Registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value
                                (Title of Class)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the issuer's fiscal year ended December 31, 2004 were $358,658.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days: $7,331,789 based on the closing price of the Company's common stock on March 24, 2005 of $0.087 per share.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The Company had 91,038,487 shares of common stock outstanding as of March 21, 2005.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

      We are a holding company for late-stage development, or early-stage commercial companies, with opportunities in niche markets. We have acquired what we believe to be valuable intellectual property rights, including an exclusive license on proprietary software and a United Kingdom patent for a computer mouse that we believe to be beneficial to computer mice users with regard to treating and preventing repetitive strain injury. We sell and market the Quill Mouse computer mouse and software. Our products are designed to justify a premium price in the upper and certain niche sectors of our markets. Our management believes that they have identified several products, including the Quill "Grip-less" Mouse and Nib "Click-less" software, in an under exploited opportunity in the computer, household and domestic appliances markets. Because of our precarious financial condition and limited capital resources, we are currently limiting our operations to the production and sale of the Quill Mouse and related software. However, when and if our financial condition warrants it, we plan to acquire controlling interests in late-stage development or early-stage commercial companies, with opportunities in niche markets.

      Our executive offices are located at 140 Old Country Road, Mineola, New York 11501 and our telephone number is 516-747-5955.

      We were incorporated on March 24, 1999 as a Delaware corporation named Acropolis Acquisition Corporation. We changed our name to Torbay Holdings, Inc. on July 14, 1999. On October 26, 1999, Torbay Acquisition Corporation ("TAC"), a reporting company under the Securities Exchange Act of 1934, as amended, merged into us. In the merger we issued our common stock to the former stockholders of TAC and our common stock automatically became registered under the Securities and Exchange Act of 1934 as a result of such transaction.

Products

      E-Quill-AirObic Computer Mouse and E-Qill-Liberator Software

      Our two main products are a computer mouse which we market under the name Air02bic Mouse (but also sometimes referred to in this report as the AirObic Mouse, the E-Quill AirObic Mouse and Quill Mouse) and E-Quill-Liberator software (which includes Nib software for PC's and McNib Software for Macintosh). The E-Quill-AirObic Mouse is a "grip-less" computer mouse which allows the user to move a cursor to any point on the screen without having to grip the mouse with the muscles of the hand. The E-Quill-AirObic Mouse design maintains the hand in a "functional neutral" position, one in which the muscles of the hand are kept under a constant, but reduced tension, allowing for normal blood flow and resulting in less fatigue. We believe that no comparable product is not offered by any other company.

      The E-Quill-Liberator Software which controls the E-Quill-AirObic Mouse enables the user to operate the mouse without clicking. This helps reduce the mechanical burden of pressing mouse buttons. We intend to use the combination of our mouse and software bundled together as the "VHF system" (virtually hands free) to allow the user to control the cursor through minimal use of the fingers muscles of the hand. The Virtually Hands Free mousing system allows for conventional mousing techniques without the need for muscle activity forward of the elbow. This enables those with reduced dexterity of most kinds to be able to use the full features of their software, including and especially an easier and fuller Internet experience. With the VHF System, upper arm muscles are used to move and point the mouse. There is no need to grip or click. Some persons with tremors may find that they can avoid unintentional clicking, since using the VHF System they are able to maneuver without fingers being in close proximity to mouse buttons.

      The E-Quill-AirObic Mouse will help to alleviate the strain of computer mouse usage by untwisting the wrist and avoiding what is called static posture. This is when a constant grip is maintained, the excessive use of which is now reported as correlating with computer mouse related injuries. We believe that in many cases the VHF System can break the cycle of a user receiving therapy and then returning to work to perform a task, like mousing, that is likely to negate or delay the impact of the benefits of the treatment just received. We believe that with our products many people can heal sooner, saving pain and money.

      Some experts consider that using an ordinary mouse for more than 20 hours a week will likely lead to an injury within 2-5 years. Muscles that are tensed and then relaxed over short time intervals as when typing are considered as at less risk, as they are in what is called a dynamic posture. When muscles are tensed blood is squeezed out and they can require up to 50 times more oxygen. Only when a muscle relaxes can full blood flow resume and oxygen concentrations return to an "at rest" level. As with all physical work and in the absence of other factors that can affect some individuals, while dynamic postures can and do cause hands to tire, they are less likely to lead to injury if that posture were the only one employed while computing.

      Muscles that are tensed and held tense for longer periods of time (maybe minutes or more; continuous and contiguously) are said to be in static posture. This is the posture that has to be used to some degree in order to grip an ordinary mouse including other so-called "vertical mice". This "non-neutral" posture is the basis for an expectation of injury and that is supported by the observation that many computer users start with problems in their mousing arm.

      As a result of mousing, flexibility in the wrist can be reduced and the ability to twist the wrist decreases. The body then compensates by sticking out the elbow, which, due to a wrist twist limitation, mechanically re-orientates the hand so as to allow it to be placed flat on a palm down mouse. This "postural compensation" as it is called, in forcing the arm/elbow further away from the body, places extra "physical load" on the shoulder joint that can develop into conditions across the neck and shoulders that are not always associated with, but are often due to, mousing palm down.

      We are continuing to improve our E-Quill-Liberator Software through software enhancements. We believe that our software will help manage injuries typically associated with using a computer mouse such as cumulative trauma disease or repetitive strain injury and carpal tunnel syndrome. This mouse driver software will have a user de-selectable default that prompts users to take a 15 minute break every two hours, which is a recommendation of the United States Occupational Safety and Health Administration.

      The E-Quill-Liberator Software suite will extend fatigue management and make recommendations as to how users might seek to alleviate observed sensations in specific limb zones by offering a series of exercises. The information, securely contained on the user's personal computer, would be used to suggest breaks and exercises customized to suit an individual's body mechanics.

Since 2002 we have introduced the following new products:

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

o Introduced in 2003: Nib Trial version: This is a 30-day active version of Nib software which is freely downloaded from our website.

o Introduced in 2004: The Quill Well Mouse mat: Completes the "system approach" and helps to promote a permanent visual image of our products in the user's environment.

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

o Introduced in 2004: Nib (for PC's) "click-less" software, with Gesture technology, which enhances the previous version by allowing the selection of different click types by the movement of the mouse cursor. To gesture a right click the mouse cursor is moved to the right and back, to gesture a double click, to the left and back or to highlight or drag, the mouse is moved downward and back.

o     Introduced in 2004: Nib (for PC's) Trial version with Gesture Technology:
      This is a 30-day active version of Nib software which is freely downloaded from our website.

o Introduced in 2004: McNib (for Macintosh) "click-less" software, with the Gesture technology described above.

o     Introduced in 2004: McNib (for Macintosh) Trial version with Gesture
      Technology: This is a 30-day active version of McNib software which is freely downloaded from our www.quillmouse.com website.

o Introduced in 2004: The McVirtually Hands Free mousing system for Macintosh ("McVHF"): A bundle of the Quill Mouse and McNib Software with Gesture technology that allows the user to elect not to use most of his muscles forward of his elbow, but still mouse and interact with his computer in a conventionally recognized manner.

o In March 2004, following an independent review by a designer, health care professionals and persons with arthritis, the Arthritis Foundation in the U.S. have given an Ease of Use commendation to the Virtually Hands Free Mousing system and under a licensing agreement we are permitted to use the Arthritis Foundation's Ease of Use logo as a graphic indication of the commendation. This commendation makes the VHF System the first to be recognized as being Assistive to persons with a clinical disability.

o Introduced in 2004 "The Clickless Web": This is a development on our Clickless software. The Clickless software, an application that performs mouse button clicks for the user, is a computer resident program that requires installation upon the user's computer following purchase. One element of the computer resident software is the ability to click links and other functions which enables interaction with the Internet, so as to be able to surf it and store files etc., from it. This new development, as a product called among other names, "The Clickless Web", takes the "web surfing and interacting" component of the computer resident software, and, using a webpage application tool called "Active X", allows these features to be accessed temporarily when a website, empowered with the feature, is enabled. This type of application known as "tools on demand" is considered a future direction and application of the Internet in which there is less requirement for software to be loaded onto a computer, or hand held device. Such applications as needed, are accessed on demand, and can be potentially prepaid as a service, or rented for the duration of their use. This feature could increase the portability of applications and also decrease memory requirements and hard disk management of Internet connected devices. The Clickless Web is our first product in this potential growth area. Prior to its launch and in keeping with our strategy, we filed a world-wide patent application on this technology.

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

      To our knowledge, there have been no other products listed on the website by other companies that may be considered to be competitive to our products, be they niche ergonomic computer mice or mass-market supplier computer mice. We were therefore active in the development of the potential such a listing has for opportunity to sell product to the U.S. Government under this provision. It should be understood that this listing is not an endorsement or recommendation but an information source for those who work or have needs in this are to help them make their decisions thereby.

Other Products we May Market in the Future

We are developing certain other products discussed below. However, due to our current lack of capital, we are not focusing on such development at this time.

Telstar I Designer Vacuum Cleaner. The Telstar I Designer Vacuum Cleaner is a rocket shaped cylinder vacuum cleaner made of polished aluminum and incorporating the latest in filtration technology. It is bagless and features the High Efficiency Particle Arrester medical grade filter that removes allergens in dirt associated with asthma. It has a large (50ft.) cleaning radius that typically allows cleaning an entire floor without stopping. Early versions of the Telstar have obtained British and European approvals for German TUV standards, which relate to electrical safety and manufacturing practices.

Telstar II Designer Vacuum Cleaner/Table. This product is a combination of the Telstar I vacuum cleaner with a glass tabletop accessory. When not in use, the vacuum cleaner serves as a base for the glass tabletop and the entire unit appears as an attractive and functional coffee table. This product is designed for an environment where storage space is at a premium. We are considering marketing this product under the name "Sputnik" or as the "Telstar Space Station". The tabletop model has been developed as a working prototype. Additional expenditures will be required for testing, tooling and packaging.

Mistral I Desktop Fan. This is a desktop fan, cased in polished aluminum, which utilizes a design similar to the Telstar I Vacuum Cleaner. The Mistral I fan is designed and ready for manufacturing development. Further innovations being considered for the Mistral I include voice control activations for functions such as stop, start, speed, swivel movement, hot and cold.

Wurlitzer Toaster. The Wurlitzer Toaster is in the design stage and we anticipate that it will have a "retro" theme, while incorporating modern technology. The product is expected to have two chrome ends in the shape of fins with central glass panels to allow for the toasting process to be observed. Designer Appliances is also considering incorporating an FM radio with this product for practicality.

Thalia Kettle. The Thalia Kettle will also incorporate a "retro" design in order to be marketed with the Wurlitzer Toaster. The product is anticipated to have instant heat delivery, rapid boil and other potentially patentable design aspects.

Heated Hearth Screens. We intend to develop and market designer, heated hearth screens using chrome and glass in conjunction with a flat heating element to offer background convection heat when the fire is not being used. The concept of heated hearth screen may also be expanded to encompass a space heater product in the future.

Marketing

      We sell our products through distributors as well as directly to the consumer. We have adopted a strategy of "Marketing the Science" in marketing our products in order to raise market awareness of the issues of computer mouse injury and of the assistive technology benefits of our products. We maintain a website (www.aerobicmouse.com) which we sell our products directly to consumers and provide information to our distributors including the translation into German and Swedish of informative and instructional documents.

      We believe that being seen as the market innovator and an authority on issues relating to the use of computer mice, brand recognition can be achieved and sales to professional bodies, therapists and ergonomists can be achieved. We also anticipate that such recognition will enable us to form strategic relationships with other companies who do not possess such expertise, but have a co-market existence.

      We believe that our strategy has lead to our mouse products being reviewed by a number of magazines and the placement of technical articles in corporate ergonomic media.

      Our marketing initiatives are focused on the Assistive Technology and the Functional Impairment markets.

      Another market sector that is sought to be addressed is the so called Baby Boomers, those individuals born between 1946 and 1964, who are numerically large in number, when considered as a single market and are now experiencing the gradual deterioration of limbs and sensors as is commensurate with their age. A survey commissioned by the Microsoft Corp. (www.microsoft.com/enable/research) suggests that approximately 30M individuals in the U.S. could benefit from dexterity enhancing technology such at ours. We believe the following scientific developments are of significance to our business:

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

      While there is unlikely to be an early and measurable impact upon our business, as a result of these studies and in anticipation that further study might confirm these early findings, we believe popular opinion may be influenced sufficiently that may lead to a changing market environment that could create a greater computer user health consciousness that ultimately may be beneficial to us.

Microsoft Assistive technology Vendor ("MATVP")

      Designer Appliances Inc. was recently enrolled into the MATvp program. The primary purpose of this program is to decrease the time from development to market for assistive technology products.

Hewlett-Packard Assistive Technology Listing

      The Hewlett-Packard Company ("HP") has listed all of our products in their Small and Medium Business catalogue under the section of Assistive Technology. We believe that this is a significant development as it is the first trading relationship established with a major and mainstream computer supplier.

Seasonality of Business

      In the limited time that the Company has sold its products it appears that product sales have declined during main holiday season periods, most noticeably during the winter holiday period.

Competition

      The Company considers competition to be any other company that can potentially divert sales dollars away from those that could be spent on our products.

      At this time the Company believes that it holds a unique position in the computer mouse marketplace, as it is the only provider of mouse products that do not require grip to be used and which have an associated software product that removes the need for the mouse to be clicked.

      Competition in the conventional computer mouse sector is typically global by most product providers. The major producers of computer mice include, but are not limited to, Logitech, Kensington and Microsoft.

      In the "ergonomic" market, the 3M ergonomic mouse and the Contour Design mouse products are the major computer mouse products.

Intellectual Property

      We hold a United Kingdom utility patent (No. BG2328496) on the E-Quill-AirObic Mouse and has applied for a U.S. patent on this product.

      In addition, the British Patent Office has granted to us the following design patents:

Design                                                    Registration Number
------                                                    -------------------
Telstar I vacuum cleaner design protection                   2066378

The tabletop design for the Telstar II,
Sputnik or Telestar Space Station                            2082459

The combined vacuum and table product                        2085669

The "Mistral" table top fan design                           2066377

      The British patents expire 20 years after the date of grant.

      We have applied for an additional utility patent on our clickless web software.


      The British Patent Office has also granted the following trademark registrations to the Company:

Name                       Registration Number
--------                   -------------------
Telstar                        2209241

Sputnik                        2209243

Mistral                        2209473

Wurlitzer                      2209244


      In addition, we were granted a United States registration on the trademark "E-Quill-Liberator" (No. 78/105096).

Employees

      We have two full-time employees, including our executive officers, neither of whom have employment agreements with us. We have also retained two part-time consultants. Further recruitment of office support and marketing individuals are planned in 2005.


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

Risks Related to Our Business:

We have had losses since our inception. Although our loss for the year ended December 31, 2004 was less than that for the same period in 2003, there still is a risk we may never become profitable.

      We had a net loss of $246,094 for the fiscal year ended December 31, 2004 relative to a net loss of $874,816 for the fiscal year ended December 31, 2003. Although we increased revenue and gross profit in 2004, which contributed to the reduction of the net loss, we anticipate that we will incur operating expenses in connection with continued development, testing and manufacturing of our proposed products, and expect these expenses will result in continuing and, perhaps, significant, operating losses until such time, if ever, that we are able to achieve adequate product sales levels.

There is uncertainty as to our continuation as a going concern.

      Our audited financial statements for the year ended December 31, 2004 reflect a net loss of $246,094, a working capital deficiency of $455,414 and a stockholders' deficiency of $372,149. These conditions raise substantial doubt about our ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital are not tapped to meet our working capital needs. We need approximately $500,000 to fund our operations for the fiscal year ending December 31, 2005. Our ability to continue our operations, in the absence of significantly increased revenues from sales and a resulting positive cash flow, is dependent upon receiving sufficient additional capital financing. If we continue to incur losses and fail in obtaining additional funding, we may not be able to fund continuing business operations, which could lead to the curtailment or closure of some or all of our operations.

Funding for our capital needs is not assured, and we may have to curtail our business if we cannot find adequate funding.

      During the year ended December 31, 2004, we received equity financing from a director, a product distributor and existing shareholders in an amount of $186,940. We also borrowed an aggregate of $52,020 from one lender and in November 2004 borrowed $45,957 from our Chief Executive Officer. We currently have no legally binding commitments with any third parties to obtain any material amount of additional equity or debt financing. We may not be able to obtain any additional financing on acceptable terms or at all. Our ability to obtain debt financing may be particularly unlikely because we have no assets to use as collateral security for the loan. As a result, we may not have adequate capital to implement future expansions, maintain our current levels of operation or to pursue strategic acquisitions. Our failure to obtain sufficient or any additional financing could result in the delay or abandonment of some or all of our development, plans, which could harm our business and the value of our common stock.

Our current and potential competitors, some of whom have greater resources and experience than we do, may develop products and technologies that may cause demand for, and the prices of, our products to decline.

      The general appliances industry as well as the general computer products industry include numerous companies which have achieved substantially greater market share than we have, have longer operating histories, have larger customer bases, and have substantially greater financial, development and marketing resources than we do. Although at this time there are no other competitors who state they are providers of a Grip-less or Click-less computer mouse products as we do, we expect our competition to intensify as new research and development is going on. Existing or future competitors may develop or offer products that are comparable or superior to ours at a lower price, which could negatively affect our business, results of operations and financial condition.

As a developer in the computer appliance industry, we may experience substantial cost overruns in manufacturing and marketing products, and we may not have sufficient capital to successfully complete the development and marketing of any of our products.

      In the general appliances industry and general computer products industry the commercial success of any product is often dependent on factors beyond the control of the company attempting to market the product, including, but not limited to, market acceptance of the product and whether or not retailers promote the products through prominent shelving and other methods of promotion. We may experience substantial cost overruns in manufacturing and marketing our products, and may not have sufficient capital to successfully complete any of our projects. We may not be able to manufacture or market our products because of industry conditions, general economic conditions and competition from existing or new manufacturers and distributors.

We are largely dependent on key personnel, the loss of which could harm our prospects.

      We depend, to a large extent, on the abilities and participation of our current management team, including William Thomas Large, our President and Chief Executive Officer. The loss of the services of any of our key personnel, for any reason, may have a material adverse effect on our prospects. There can be no assurance in this regard nor any assurance that we will be able to find a suitable replacement for such persons. We carry a $1.0 million life insurance policy covering Mr. Large, but do not carry life insurance for any other key personnel.

If we are not able to contract with retail outlets to sell our products, we may not be able to continue to operate.

      We intend to market our AirO2bic Mouse and E-Quill-Liberator Software products through upscale department stores, boutiques and designer outlets. We do not currently have any arrangements or agreements with any such stores to carry our products once produced. We may not be able to locate retail outlets to stock our products, and even if we are successful in doing so, such outlets may not give our products sufficient marketing support such as shelving space prominence.

If we do not continue to succeed in establishing effective sales, marketing and distribution systems, we will not expand our business sufficiently to achieve profitability.

      We commenced limited sales of our ergonomic products, the Quill 'grip-less' Mouse and related products, in 2002. The products are designed to justify a premium price in the upper and certain niche sectors of our market. We sold small amounts of these products during 2002 and 2003 but did not recognize significant revenue from these sales as total sales of these products in 2002 and 2003 were $3,553 and $137,944, respectively. We had total revenues of $344,525 for the fiscal year ended December 31, 2004. Although we had increases in sales and revenue during the year ended December 31, 2004, there can be no assurance that such increase will continue.

      To increase market awareness and expand our products, we must establish effective sales and marketing for our product offerings. To date, we have a limited number of personnel devoted to sales of these products, and have made only limited sales, primarily based on efforts by members of management. We intend to expand our customer base through sales of the Quill Mouse and related products. Our future profitability depends, in part, on increasing sales of our products abovementioned and developing new products.

We may be sued for product liability and our product liability insurance may not be adequate.

      We carry product liability insurance coverage in the aggregate amount of $1 million for our subsidiary, Designer Appliances, Inc. There can be no assurance, however, that such insurance policies will be sufficient to fully indemnify us against any asserted claims or that such insurance will continue to be available.

      While we have limited product liability insurance to protect against this risk, adequate insurance coverage may not be available at an acceptable cost, if at all, in the future and a product liability claim or product recall could materially and adversely affect our business. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products. If we are sued for any injury allegedly caused by our products, our liability could exceed our total assets and our ability to pay the liability.

We may not be able to protect our patents, trademarks and proprietary and/or non-proprietary rights, and, we may infringe upon patents, copyrights, trademarks and proprietary rights of others.

      Notwithstanding the pending registration of certain trade names with the United States Patent and Trademark Office, and the grant of a patent and trade marks by the United Kingdom Patent Office, we may not have the resources to or otherwise be able to enforce our rights against infringers. If we are not able to prevent competitors from using the same or similar names, marks, concepts or appearances, our business and financial conditions may be negatively impacted.

      Our software products were developed by independent contractors. However, we have no confidentiality agreements, invention assignment agreements, conflict of interest declarations or non-competition agreements with the contractors. The lack of the above mentioned agreements raises the risk of potential infringement of our intellectual property rights by others including the independent contractors and may limit our ability to enforce our intellectual property rights.

We may, in the future, issue additional shares of our common stock which would reduce the percentage ownership of our existing shareholders.

      Our certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.0001 per share, and 20,000,000 shares of preferred stock, par value $.0001 per share.

      On August 1, 2003, the Board of Directors authorized an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares from 120,000,000 shares (100,000,000 of common and 20,000,000 of preferred) to 520,000,000 shares (500,000,000 of common and 20,000,000 of preferred). A meeting of the shareholders to consider approval of the amendment has not yet been scheduled and such approval has therefore not yet been obtained.

      The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. Our existing shareholders do not have any preemptive rights to purchase shares that may be offered. The value of any common or preferred stock we may issue in the future shall be determined by our Board of Directors and may be less than the current market value or book value of such shares. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and may lower the price of our common stock.

No Cash Dividends Are Expected in the Foreseeable Future.

      We have never declared or paid any cash dividends. We do not intend to declare or pay cash dividends in the foreseeable future. We intend to retain any earnings that we may realize in the future to finance our operations. The payment of any future dividends will be subject to the discretion of the Board of Directors and will depend upon the Company's results of operations, financial position and capital requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

Since our common stock is listed on the OTC Bulletin Board, which can be a volatile market, our investors may realize a loss on the disposition of their shares.

      Our common stock is quoted on the OTC Bulletin Board, which is a more limited trading market than the Nasdaq SmallCap Market. Timely and accurate quotations of the price of our common stock may not always be available and trading volume in this market is relatively small. Consequently, the activity of trading only a few shares may affect the market and result in wide swings in price and in volume. The price of our common stock may fall below the price at which an investor purchased shares, and an investor may receive less than the amount invested if the investor sells its shares. Our shares of common stock may be subject to sudden and large falls in value, and an investor could experience the loss of the investor's entire investment.

Investors may not be able to enforce securities or other claims against one of our officers and directors or against our assets.

      One of our officers and directors has a primary residence outside the United States. We anticipate that a substantial portion of the assets that may be developed or acquired by us will be located outside the United States and, as a result, it may not be possible for investors to effect service of process within the United States upon such person, or to enforce against our assets or against such person judgments obtained in United States courts predicated upon the liability provisions, and most particularly the civil liability provisions, of the United States securities laws or state corporation or other laws.

Risks Related to Our Common Stock:

Because the Price of Our Common Stock May Vary Widely, When You Decide to Sell It, You May Encounter a Delay or Have to Accept a Reduced Price.

The price of our common stock may fluctuate widely, depending on many factors. Some of these factors have little to do with our operating results or the intrinsic worth of our products. For example, the market value of our common stock may be affected by the trading volume of the shares, announcements of expanded business by us or our competitors, operating results of our competitors, general trends in the general computer products industry, general price and volume fluctuations in the stock market, acquisition of related companies or variations in quarterly operating results. Also, if the trading market for our common stock remains limited, that may exaggerate changes in market value, leading to more price volatility than would occur in a more active trading market. As a result, if you want to sell your common stock, you may encounter a delay or have to accept a reduced price.

If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

      Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13 of such Act, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our directors and executive officers beneficially own approximately 7% of our common stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price.

      As of March 21, 2005, our executive officers, directors and affiliated persons beneficially owned approximately 7% of our common stock. As a result, our executive officers, directors and affiliated persons may have significant influence in:

      o     electing or defeating the election of our directors;

      o amending or preventing amendment of our certificate of incorporation or bylaws;

      o effecting or preventing a merger, sale of assets or other corporate transaction; and

      o controlling the outcome of any other matter submitted to the stockholders for vote.

      As a result of their ownership and positions, our directors and executive officers collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

      The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

      o that a broker or dealer approve a person's account for transactions in penny stocks; and

      o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      o obtain financial information and investment experience objectives of the person; and

      o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

      o sets forth the basis on which the broker or dealer made the suitability determination; and

      o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

      Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

      Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

ITEM 2. DESCRIPTION OF PROPERTY

      We lease our executive offices at 140 Old Country Road, Suite 205, Mineola, New York 11501 under a three year lease expiring on October 31, 2006. These premises consist of approximately 1,060 square feet of office space. The monthly rental is $1,676.75 for the period ended October 31, 2004, $1,743.82 for the period November 1, 2004 to October 31, 2005 and $1,813.57 for the period from November 1, 2005 to October 31, 2006.

      On April 16, 2002 we contracted with Dynapoint, Inc. for Dynapoint to provide warehousing and logistics facilities at a facility in City of Industry, California for our E-Quill-AirObic Mouse.

      We believe that our properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3. LEGAL PROCEEDINGS

      As of March 21, 2005, we are not a party to any litigation, and management has no knowledge of any threatened or pending litigation against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

Year Ended December 31, 2003

First Quarter                     $0.062   $0.036
Second Quarter                    $0.039   $0.016
Third Quarter                     $0.022   $0.009
Fourth Quarter                    $0.008   $0.005

Year Ended December 31, 2004

First Quarter                     $ 0.13   $ 0.01
Second Quarter                    $ 0.12   $ 0.05
Third Quarter                     $ 0.09   $ 0.03
Fourth Quarter                    $ 0.07   $ 0.03

Security Holders

      At March 25, 2005, there were 91,038,487 shares of our common stock outstanding, which were held of record by approximately 389 stockholders, not including persons or entities who hold the stock in nominee or "street" name through various brokerage firms.

Dividends

      The payment of dividends, if any, is to be within the discretion of the Company's Board of Directors. The Company presently intends to retain all earnings, if any, for use in its business operations and accordingly, the Board of Directors does not anticipate declaring any dividends in the near future.

      Dividends, if any, will be contingent upon the Company's revenues and earnings, capital requirements and financial condition.

Equity Compensation Plan Information

      As of March 21, 2005, the Company does not have any equity compensation plans.

Transfer Agent

      Stocktrans, Inc., with offices at 44 West Lancaster Avenue, Ardmore, Pennsylvania 19003 is the registrar and transfer agent for the Company's common stock.

Penny Stock Regulations

      The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. The Company's common stock falls within the definition of penny stock and is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

      For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Company's common stock and may affect the ability of investors to sell our common stock in the secondary market.


Recent Sales of Unregistered Securities

      We did not issue any securities during the fourth quarter of the fiscal year ended December 31, 2004, except that on December 16, 2004 we issued warrants to purchase an aggregate of 20,500,000 shares of our common stock at exercise prices ranging from $.03 to $.13 per share. All of such warrants expire on December 31, 2009. The issuances were made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").


      On January 21, 2005 we issued and pledged to William F. Bragg, Jr. an aggregate of 2,000,000 shares of our Common Stock in order to secure payment of a demand loan of up to $50,000 from Mr. Bragg to the Company. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

      Certain information contained in this Report are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). Factors set forth that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Report. In addition to statements, that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission. In addition, prior financial performance and customer orders are not necessarily indicative of the results that may be expected in the future and the Company believes that such comparisons cannot be relied upon as indicators of future performance. Additionally, the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The accompanying notes are an integral part of the condensed consolidated financial statements.

OVERVIEW

      We are a holding company for late-stage developmental, or early-stage commercial, companies with opportunities in niche markets. We currently own two subsidiaries, Designer Appliances Ltd., an inactive United Kingdom ("UK") company, and Designer Appliances, Inc., a Delaware corporation, and will actively seek additional and appropriate acquisitions, subject to comments below. We have acquired valuable intellectual property rights including an exclusive license on proprietary software and a UK patent for a computer mouse that is thought to be beneficial to computer mice users with regards to the area of treatment and prevention of repetitive strain injury. The UK patent is the basis for further patent applications that may result in an extent of the scope and geography of our current patent position. We have achieved what we believe are significant technical developments that will be patent protected, though there is no guarantee that such developments will proceed to a patent.

      We sell and market the AirO2bic Mouse computer mouse and software. The Company's products are designed to justify a premium price in the upper and certain niche sectors of our markets. There is no assurance that we, through our active subsidiary, will be able to continue to manufacture or market these items.

      The Company intends to market and sell only products that are designed to attract a premium, niche or upscale market. Management believes that it has identified several products, including the AirO2bic "Grip-less" Mouse and Nib "Click-less" software, of an under exploited opportunity in the computer, household and domestic appliances markets. Because of the Company's precarious financial condition and limited capital resources, it is currently limiting its operations to the production and sale of the AirO2bic Mouse and related software.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Gross Profit

      For the year ended December 31, 2004, the Company generated revenue of $344,525 compared to $137,944 for the year ended December 31, 2003, an increase of $206,581 or 150%.

      Cost of sales includes amortization of software, which is not proportionate to gross sales. As a result, an increase in sales will result in an increase in gross profit percentage. The increase in the Company's revenues and cost of sales resulted from marketing efforts by the Company leading to greater consumer awareness of the benefits of the Company's mouse and software products, system configurations, system components and accessories.

      Gross profit increased 193% and was $240,636 or 70% of net revenues for the year ended December 31, 2004 relative to $82,204 or 60% of net revenues for the year ended December 31, 2003.

Operating Expenses

      For the year ended December 31, 2004, operating expenses decreased $36,918 or 6% from $595,755 for the year ended December 31, 2003 to $558,837 for the year ended December 31, 2004. Consulting and professional fees decreased by $106,450 and $67,316, respectively. This aggregate decrease of $173,766 was partially offset by increases in other areas, including rent of $46,279, telephone charges of $7,371 and non-cash fees of $72,861, which are the result of an increase in the sales and marketing activity of the Company.

Liquidity and Cash Position

Operating Activities

      For the years ended December 31, 2004 and 2003, the Company used $143,705 and $297,004, respectively, to fund operating activities. The decrease of $153,299 in cash used was a result of a reduced net loss (exclusive of the portion of net loss attributable to financing costs - options issued), partially offset by a net decrease in non-cash items, and a net decrease in cash provided by operating assets and liabilities, compared to 2003.

Investing Activities

      For the years ended December 31, 2004 and December 31, 2003, the Company used $38,196 and $24,018, respectively to fund investing activities. These costs include capital equipment purchase of computer equipment and on-going development costs for software.


FINANCING ACTIVITIES

      For the year ended December 31, 2004 the Company realized cash of $324,717 from the private placement of restricted stock and under two loan agreements, which amount was offset by the payment of $126,653 due under the debenture settlement agreement. This compares to net cash receipts for stock issuance and notes or loans payable in the year ended December 31, 2003 of $282,000.

LIQUIDITY AND CAPITAL RESOURCES

      The Company, including its subsidiaries, during its development stage incurred start-up costs, including administrative costs and research and development costs, while realizing limited operating revenue. Revenue commenced in late 2002 and has continued to grow to the point that the Company is now becoming less dependent upon funding its operations from the proceeds of sales of its securities and from loans. The retirement of the debt resulting from the debenture settlement agreement at the end of March 2005 will further reduce the cash burden upon the Company and at the sales growth anticipated by management of the Company, the Company may not need external financing during the next 12 months to fund its operations.

      The Company has had, though small relative to its costs of operations and maintaining its listing, increasing sales and revenue through December 31, 2004, obtained through direct marketing programs, via its website and indirectly through an increasing number of distributor/resellers who themselves have their own websites. This strategy has been for the Company to develop product and brand recognition amongst the "professional ergonomic" industry ahead of investigating "niche" assistive technology markets in the broader retail sector of the computer peripheral business. The Company is also focused upon any opportunity to increase its sales to the US Government following clarification that Section 508 Law does require computer mice to meet the prevailing standards.

      Access to such new markets necessarily requires partnership with organizations that have a presence and reputation within those sectors and while the Company has developed an increasing reliance upon distributor/resellers as this business is now in excess of 50% of its overall sales by value the potential for reduction in margins relative to the costs of access to those markets in terms of time, employment of personnel and marketing is considered to likely yield a greater return by the implementation of this strategy. As the possibility of entrance into the retail computer market sector is considered further, reductions in gross margin may be necessary to achieve the pricing incentives required by such outlets. In such an event it is considered that the increase in the volume of sales may be beneficial and thereby contribute to the main objective of attaining profit, within the single year experience in the pattern of business so far observed, existing distribution channels also showed seasonality in that a lower business activity was observed during main holiday season periods, most noticeably during the winter holiday period. This level of business, at least, immediately returned following the end of the holiday period.

      At the end of 2002 the Company commenced production and shipment of its mouse product and has maintained a clear focus upon developing that business and has no plans to launch other products outside of the computer peripheral market at this time. It continues to seek to strengthen its Intellectual Property Rights ("IPR") assets in the area of computer peripherals. To date the Company's intellectual property rights portfolio includes vacuum cleaner, fans, heaters and other intellectual property right bearing domestic appliances. The Company will remain focused on developing sales of its Mouse and Software related products and developing other "parallel" product technologies into products.

Going Concern Qualification

      The Company's consolidated financial statements as of December 31, 2004 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in such consolidated financial statements, for the year ended December 31, 2004 the Company has a net loss of $1,127,727 and a negative cash flow from operations of $143,705, and as of December 31, 2004 the Company had a working capital deficiency of $461,294 and a stockholders' deficiency of $329,416. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management's plans include obtaining additional financing for which they are currently in active negotiations with several financing institutions and increasing sales of the AirO2bic computer mouse.

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

Accounts Receivable

Accounts receivable consist primarily of receivables from individuals and distributors. The Company records a provision for doubtful accounts, when appropriate, to allow for any amounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends.

Inventory

Inventory is stated at the lower of cost or market using the first-in first-out method. Cost includes expense of freight-in transportation. Inventory consists entirely of finished goods, which include left-handed and right-handed computer mice for sale to customers. The inventory is produced by an overseas vendor using the Company's equipment.

Revenue Recognition

The Company's products are sold directly over the internet and through distributorships. Products sold over the internet require complete payment via credit card prior to shipment. Products sold through distributors require the distributor to submit a purchase order and payment (according to terms and pricing approved by the Company) prior to shipment. Accordingly, revenues from sales over the internet and through distributors are recognized when the product is shipped as the price has been determined and collectibility has been reasonably assured. Consigned inventory is not recognized as revenue until the product has been sold by the consignee. The Company provides a warranty on goods for two years from the date of sale. The Company has not established a warranty reserve as of December 31, 2004 or 2003 since the amount is not material based on past experience.

Computer Software Costs

The Company follows the AICPA's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), in accounting for its website and software costs. Accordingly, costs to obtain computer software from third parties obtained for internal use are capitalized and amortized over their estimated useful life of 5 years, commencing in 2003. Enhancements to software are amortized over an estimated useful life of 2 years. Costs incurred in operating a website that have no future benefits are expensed in the period in which they are incurred.

Stock Based Compensation

The Company accounts for stock options and warrants issued to employees using the intrinsic value based method, under which compensation cost is measured as the excess of the stock's market price at the grant date over the amount an employee must pay to acquire the stock. Stock options and warrants issued to non-employees are accounted for using the fair value based method, under which the expense is measured as the fair value of the security at the date of grant based on the Black-Scholes pricing model.

Common stock issued as compensation is recorded based on the fair value of the stock issued on the date of grant.

SECTION 508 AMENDMENTS TO REHABILITATION ACT.

      The General Services Administration (the "GSA") implemented a program that sets standards for information technology so as to make such technology accessible to those with special needs. The standards are applied under what is called Section 508, which are described in full at www.section508.gov. Details pertaining to our products can be found at www.aerobicmouse.com under the heading GSA Section 508. These standards include a section relating to input devices, such as computer mice and under item 1194.26, which relates to subsection 1193.26- 2.0 a standard is prescribed for input devices. Companies that consider their products to meet the standards can apply to have their products listed within the "Buy Accessible" section of the section508.gov website and also list a Voluntary Product Accessibility Template ("VPAT") by which government purchasing officials can perform their own due diligence so as to ensure the purchases they make are Section 508 compliant. The GSA Section 508 Group then provides access to the product and company information on the website. The Company, having evaluated the standard and believing that its products complied, submitted its applications for its hardware and software products which were subsequently processed and listed on the Section 508 website.

      Section 508 compliance has been a requirement of system purchases, typically large contracts over $2,500, since July, 2001 whereas "Micropurchases"- purchases less than $2,500 and typically by credit card -- have been exempt from Section 508 compliance. This exemption was due to expire on October 1, 2004, thereby making all purchases to require Section 508 compliance. This exemption was extended on October 5, 2004 until April 1, 2005 and was designated the "final extension." The Company was made aware by third parties that its products were no longer listed in the Section 508 website. We had not been advised of their removal and upon inquiry we were told that computer mice were not considered as requiring Section 508 compliance and that our listing, by then some 18 months, was erroneous.

      Following review by various bodies, at a meeting in December, 2005 the Company's interpretation of Section 508 law, that computer mice were subject to the standards, was confirmed and the Company's products were re-listed on the Buy Accessible section of the www.section508.gov website.

      At this time, to the Company's knowledge, there are no other products listed on the website by other companies that may be considered to be competitive to the Company's products, be they niche ergonomic computer mice or mass-market supplier computer mice. The Company is therefore active in the development of the potential such a listing has for opportunity to sell products to the U.S. Government either directly or in partnership with other vendors who sell to the government. It should be understood that this listing is not an endorsement or recommendation by the U.S. Government, but an information source for those must meet the compliance with Section 508 law.


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

      Since achieving a Section 508 listing, MATvp membership with Microsoft and an Arthritis Foundation commendation, the Company has redefined its mission to be a leading supplier of Universally Designed Assistive and Accessible Technology computer input device products, an area that is not catered to by mass-market suppliers. The Company believes that this sector is now on the fringe of opportunity for supply into a bigger market accessible by retail distribution. Research conducted on behalf of Microsoft and found at www.microsoft.com/enable/research under "Key Findings" on the first page states.

"57% of computer users are likely or very likely to benefit from the use of accessible technology.

44% of computer users use some form of accessible technology.

Users seek solutions to make their computers easier to use, not for solutions based on their health or disability.

Making accessibility options easier to discover and use will result in computers that are easier, more convenient, and more comfortable for computer users."

      To provide an example of the market kinetic in computer input devices: A target of a 5% share of what is currently considered the annual new and replacement U.S. computer mouse market would translate into approximately 2 million mice sales per year, which on a worldwide basis could relate to 10 million pieces per year. This does not contemplate earlier retirement of computer mice and therefore possible upside due to an awareness of the issues and our products as a result of the Company's marketing activities.

      At this time there are no other competitors who state they are providers of a Grip-less or Click-less computer mouse products or have a Section 508 listing or Arthritis Foundation commendation.

      Revenues generated by sales of the mouse and software products, where and when possible will be used to further develop sales until a cash flow positive and profit positive position can be established at sustainable levels, thus allowing the Company to access bank financing, thereby reducing the extent to which the Company must rely on other sources of external financing. In the absence of sales, the estimated amount of working capital that the Company will need to expand the commercialization and distribution over the next year of its products at planned operational levels, is approximately $500,000.

RECENT FINANCINGS

      During the fourth quarter of 2004 an officer advanced $45,957 to the Company for working capital purposes. The advances are non-interest bearing and are repayable upon demand.

      On February 17, 2004, the Company and the holders of its outstanding debentures entered into a Redemption and Settlement Agreement and Mutual General Release (the "Settlement"). In accordance with the Settlement, all of the outstanding debentures and related warrants were redeemed by the Company. The Company issued 6,000,000 shares of common stock having a fair value of $162,000 to the debenture holders, and agreed to pay $200,000 in cash in monthly installments of $16,667, with a present value of $189,981, commencing May 1, 2004. The Company has recorded a gain of $247,826 related to the extinguishment. As of December 31, 2004 the balance due on the settlement was $63,328.

      During August 2004, the Company received $52,020 from a financial institution pursuant to a loan term sheet. The principal balance bears interest at the prevailing one month LIBOR, plus 3% (4.12% at December 31, 2004) and matures in one year. The loan is secured by 1,700,000 shares of the Company's common stock. The collateral shares have been provided by a stockholder of the Company. The Company incurred costs of $5,200 in connection with obtaining this financing. This amount is being amortized over the one year term of the loan.

      During March 2004, the Company sold 202,614 shares of common stock for cash proceeds of $17,000. The cash was received in March 2004 and the shares were issued in April 2004. The shares were sold at a discount to market value, and a financing cost related to the discount of $4,013 has been recognized.

      During the three months ended March 31, 2004 the Company issued 3,000 shares of common stock, valued at $300, for services rendered.

      During April 2004, the Company issued 161,050 shares of common stock having a fair value of $13,689 to settle a payable to an officer in the amount of $9,663. Accordingly, the Company has recorded a loss on extinguishment of debt of $4,026.

      During April and May 2004, the Company sold 2,005,168 shares of common stock for cash proceeds of $126,940. The shares were sold at a discount to market value, and a financing cost related to the discount of $44,245 has been recognized.

      During July 2004, the Company sold 37,500 shares of common stock for cash proceeds of $3,000.

      During August 2004 the Company received $50,000 pursuant to a stock subscription which is classified as a liability on the balance sheet, "Common stock subscribed". Upon closing, the purchasers will be issued common stock at 60% of the average closing bid price on the five trading days prior to closing. Additionally, the purchasers will receive 1,000,000 common stock purchase warrants. 500,000 warrants will have an exercise price of $0.08 per share and 500,000 warrants will have an exercise price of $0.12 per share. The warrants will expire December 31, 2008.

ITEM 7. FINANCIAL STATEMENTS

      The audited consolidated financial statements for the year ended December 31, 2004 are included in this Annual Report on Form 10-KSB following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

      Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, in consultation with our other members of management and advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report pursuant to Rule 15d-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective in alerting them in a timely fashion to all material information required to be included in our periodic filings with the SEC as a result of the significant deficiency described below in that subsection captioned "Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls".

Changes in Internal Control over Financial Reporting

      The term internal control over financial reporting is defined as a process designed by, or under the supervision of, our President and Principal Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Except as noted below in that subsection captioned "Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls", there were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this annual report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls

      Our independent auditors identified that we had not recorded the financial statement effect of the issuance of 20,500,000 warrants in December 2004. We therefore subsequently recorded a financing expense related to such issuance. In addition, our independent auditors identified that our accounts receivable were overstated at December 31, 2004. Our independent auditors discussed this matter with our Chief Financial Officer and other members of management, and we subsequently reevaluated the accounts receivable and recorded an adjustment. The auditors believe that this adjustment reflected a significant deficiency in our accounting systems. This deficiency would have resulted in a material misstatement to the financial statements for the year ended December 31, 2004. We are taking corrective action to enhance our accounting systems. We believe that the significant deficiency will be resolved.

ITEM 8B. OTHER INFORMATION

Reports on Form 8-K.

      During the period commencing the last quarter of the period covered by this Report until the date of filing of this Report, we did not file and were not required to file any Current Reports on Form 8-K.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following are the executive officers and directors of the Company as of March 21, 2005.

         Name                       Positions                           Age
         ----                       ---------                           ---
         Alexander Gordon Lane      Chairman of the                     62
                                    Board of Directors,
                                    Secretary

         William Thomas Large       CEO, President, Chief Financial
                                    Officer and Director                48

         Thomas A. Marchant         Director                            56

Alexander Gordon Lane, 62, Secretary and a Director of Torbay Holdings, Inc. has served in such capacities since October 1999. Mr. Lane has been a Financial Consultant since 1998 and continues in such capacity. Mr. Lane has been in the financial services business for over 30 years. From 1976 to 1983 he served as Treasurer of Grindlays Bank PLCC, New York, and in 1983 he was a founding member of International Money Brokers which was acquired by Traditional North America. From 1993 to 1998, he was a principal of Intercontinental Exchange Partners, New York, as a capital markets broker in the interest and foreign exchange areas. Mr. Lane has an aeronautics degree from Wandsworth Technical College in London.

William Thomas Large, 48, has been President, Chief Executive Officer and Chief Financial Officer since September 2000 and a Director of Torbay Holdings, Inc. and Chief Executive Officer of Designer Appliances since October 1998. From October 1996 until October 1998, Mr. Large was Chairman, Chief Executive Officer, a Director and a major stockholder of DeltaTheta Ltd., a heating and cooling technology company in Cheshire, England. From February 1997 until September 1999, Mr. Large also served as a director of DeltaMonitor Ltd., a medical devices company in Cheshire, England. From December 1996 until June 1997, Mr. Large also served as a director of SoundAlert Ltd., a company that manufactured emergency vehicle sirens. From September 1994 until July 1996, Mr. Large was a Director of AromaScan plc, a publicly listed instrumentation and technology company in Cheshire, England. Mr. Large graduated from Manchester Metropolitan University, in Manchester, England, and is the author or co-author of eight articles and two books relating to biochemical analysis.

Thomas A. Marchant, 56, has served as a member of our board of directors since July 11, 2002. Mr. Marchant, joined Ford Motor Company in 1985 as Financial Sales Manager of Ford Credit Canada. Mr. Marchant directed a sales and marketing operation to institutional investors in the Commercial Paper and Medium Term Note Markets. In 1991 Mr. Marchant transferred to Ford World Headquarters in Dearborn, Michigan and assumed responsibility for consolidation and launch of the Canadian Treasury funding operation. Prior to joining Ford, Mr. Marchant held various positions with Greenshields Incorporated, one of Canada's foremost investment banking firms, First National Bank of Chicago, Grindlays Bank and Merrill Lynch.

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

Section 16 Reporting

      No person who, during the year ended December 31, 2004, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person") failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year or prior years, except William Thomas Large and Thomas Marchant who have not filed any reports under Section 16(a) of the Act. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during such fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Code of Ethics

      The Company has not yet adopted a Code of Ethics applying to its executive officers. The Company intends to adopt a Code of Ethics applying to such persons during the first quarter of the fiscal year ending December 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth a summary for the three fiscal years ended December 31, 2004 of the cash and non-cash compensation awarded, paid or accrued by us to our President and our most highly compensated officer other than the CEO, who served in such capacities as of December 31, 2004. None of our executive officers earned in excess of $100,000 in total annual salary.

                           ANNUAL COMPENSATION                                           LONG TERM COMPENSATION
                                                                                     Awards                 Payouts
                                                                  Other      Restricted  Securities
                                                                 Annual         Stock    Underlying                All
                                 Year                            Compen-       Awards     Options/     LTIP       Other
       Name         Position     Ended    Salary($)  Bonus($)   sation($)         $         SARS     Payouts   Compensation
       ----         ---------    -----    ---------  --------   ---------    ----------  ----------  -------   ------------
  William Thomas       CEO     12/31/2004  $51,280       0          0             0          0          0           0
     Large

                       CEO    12/31/2003   $52,918       0          0             0          0          0           0


                       CEO    12/31/2002   $47,664       0          0             0          0          0           0

Alexander Gordon    Chairman  12/31/2004   $30,775       0          0             0          0          0           0
      Lane             and
                    Secretary

                    Chairman  12/31/2003   $29,700       0          0             0          0          0           0
                       and
                    Secretary

                    Chairman  12/31/2002   $28,697       0          0             0          0          0           0
                       and
                    Secretary

EMPLOYMENT AGREEMENTS

      We have not entered into any employment agreements with our executive officers or other employees to date. We may enter into employment agreements with them in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth as of March 21, 2005, certain information with respect to the beneficial ownership of the voting securities by (i) any person or group with more than 5% of the Company's securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

              Name and                                                    Amount and
             Address of                              Title of         Nature of Beneficial      Percent of
          Beneficial Owner                           Class               Ownership (1)           Class (2)
          ----------------                           --------         --------------------      ----------
Nutmeg Group, LLC                                   Common Stock        22,888,889(3)             20.3%
3246 Commercial Avenue
Northbrook, Illinois 60062

William Thomas Large                                Common Stock         5,099,582(4)              5.6%
140 Old Country Road, Suite 105
Mineola, New York 11501

Thomas A. Marchant                                  Common Stock           921,638                 1.0%
140 Old Country Road, Suite 105
Mineola, New York 11501

Alexander Gordon Lane                               Common Stock           743,825                  .8%
140 Old  Country Road, Suite 105
Mineola, New York 11501

All Directors and Officers of the Company           Common Stock         6,765,045                 7.4%
as a group (3 persons)


(1) In general, beneficial ownership includes those shares that a person has the power to vote, sell, or otherwise dispose. Beneficial ownership also includes that number of shares, which an individual has the right to acquire within 60 days (such as stock options) of the date this table was prepared. Two or more persons may be considered the beneficial owner of the same shares. "Voting power" is the power to vote or direct the voting of shares, and "investment power" includes the power to dispose or direct the disposition of shares. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares.

(2) Computed based upon a total of 91,038,487 shares of common stock outstanding as of March 21, 2005.

(3) Includes 21,500,000 shares of common stock which may be issued upon exercise of currently exercisable warrants.

(4) Includes 120,000 shares of our common stock owned by Mr. Large's minor children. Does not include 880,000 shares which the Company has agreed to issue to Mr. Large as described in Item 12, herein.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In November 2004, William Thomas Large, a Director and the Chief Executive Officer of the Company, sold an aggregate of 880,000 shares of common stock of the Company for net proceeds of $45,956.65 and immediately loaned such amount to the Company. In order to repay the loan the Company has agreed to issue to Mr. Large 880,000 shares of common stock.

ITEM 13. EXHIBITS

      The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.1 Agreement and Plan of Merger between Torbay Acquisition Corporation and Torbay Holdings, Inc. (1)

3.1      Certificate of Incorporation of Torbay Holdings, Inc., as amended (2)

3.2      By-Laws of Torbay Holdings, Inc.(3)

4.1 Certificate of Designation with respect to Series 1 Convertible Preferred Stock of Torbay Holdings, Inc.(4)

4.2      Form of Common Stock Certificate (5)

4.3      Warrant to Purchase 500,000 Shares of Common Stock, dated August 24,
         2004(6)

4.4      Warrant to Purchase 500,000 Shares of Common Stock, dated August 24,
         2004(7)

4.5 Warrant to Purchase 3,000,000 Shares of Common Stock dated December 16, 2004(8)

4.6 Warrant to Purchase 2,500,000 Shares of Common Stock dated December 16, 2004(9)

4.7 Warrant to Purchase 2,000,000 Shares of Common Stock dated December 16, 2004(10)

4.8 Warrant to Purchase 2,000,000 Shares of Common Stock dated December 16, 2004(11)

4.9 Warrant to Purchase 2,000,000 Shares of Common Stock dated December 16, 2004(12)

4.10 Warrant to Purchase 2,000,000 Shares of Common Stock dated December 16, 2004(13)

4.11 Warrant to Purchase 2,000,000 Shares of Common Stock dated December 16, 2004(14)

4.12 Warrant to Purchase 2,000,000 Shares of Common Stock dated December 16, 2004(15)

4.13 Warrant to Purchase 1,000,000 Shares of Common Stock dated December 16, 2004(16)

4.14 Warrant to Purchase 1,000,000 Shares of Common Stock dated December 16, 2004(17)

4.15 Warrant to Purchase 1,000,000 Shares of Common Stock dated December 16, 2004(18)

10.1 Manufacturing Agreement between the Company and Dynapoint, Inc. dated April 16, 2002(19)

10.2 Redemption and Settlement Agreement and Mutual General Release, dated as of February 17, 2004 (20)

10.3     Lease, dated October 22, 2003 between 140 OCR, LLC and the Company (21)

10.4     Nutmeg Term Sheet for $50,000 Financing (22)

10.5     Nutmeg Term Sheet for $30,000 Financing(23)

10.6 Agreement, dated December 16, 2004 between the Company and The Nutmeg Group(24)

21.1     List of subsidiaries.*

31.1     Certification of Chief Executive Officer and Principal Financial
         Officer.*

32.1     Certification of Chief Executive Officer and Principal Financial
         Officer.*

-----------------------
*     Filed herewith.

(1) Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission (the Commission") on November 12, 1999 (the "1999 8-K").

(2)   Incorporated by reference to Exhibit 3.1 to the 1999 8-K.

(3)   Incorporated by reference to Exhibit 3.2 to the 1999 8-K.

(4)   Incorporated by reference to Exhibit 3.4 to the 1999 8-K.

(5) Incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form SB-2 (Registration No. 333-93847), filed with the Commission on December 30, 1999.

(6) Incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form SB-2 (Registration No. 333-122773), filed with the Commission on February 11, 2005 (the "2005 SB-2").

(7)   Incorporated herein by reference to Exhibit 4.4 to the 2005 SB-2.

(8)   Incorporated herein by reference to Exhibit 4.5 to the 2005 SB-2.

(9)   Incorporated herein by reference to Exhibit 4.6 to the 2005 SB-2.

(10)  Incorporated herein by reference to Exhibit 4.7 to the 2005 SB-2.

(11)  Incorporated herein by reference to Exhibit 4.8 to the 2005 SB-2.

(12)  Incorporated herein by reference to Exhibit 4.9 to the 2005 SB-2.

(13)  Incorporated herein by reference to Exhibit 4.10 to the 2005 SB-2.

(14)  Incorporated herein by reference to Exhibit 4.11 to the 2005 SB-2.

(15)  Incorporated herein by reference to Exhibit 4.12 to the 2005 SB-2.

(16)  Incorporated herein by reference to Exhibit 4.13 to the 2005 SB-2.

(17)  Incorporated herein by reference to Exhibit 4.14 to the 2005 SB-2.

(18)  Incorporated herein by reference to Exhibit 4.15 to the 2005 SB-2.

(19) Incorporated by reference to Exhibit 10.3 to our Form 10-KSB filed with the Commission on April 29, 2002.

(20) Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on February 18, 2004.

(21) Incorporated by reference to Exhibit 10.3 to our Form 10-KSB filed with the Commission on April 14, 2004.

(22)  Incorporated by reference to Exhibit 10.4 to the 2005 SB-2.

(23)  Incorporated by reference to Exhibit 10.5 to the 2005 SB-2.

(24)  Incorporated by reference to Exhibit 10.6 to the 2005 SB-2.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by Weinberg & Company, P.A. ("Weinberg") for professional services rendered for the fiscal years ended December 31, 2003 and 2004:

      Fee Category    Fiscal 2003    Fiscal 2004
      ------------      -------        -------
      Audit fees        $48,600        $51,000
      Tax fees                0        $ 1,000
      Other fees              0        $ 7,000
                        -------        -------
      Total fees        $48,600        $59,000

Audit Fees. Consists of aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Weinberg in connection with statutory and regulatory filings or engagements. Fiscal year 2004 fees from Weinberg are estimated based on three quarterly reviews and the year end audit.

Tax Fees. Consists of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services included assistance regarding federal and state tax compliance.

Other Fees. Consists of fees in connection with the review of a registration statement on Form SB-2 filed by the Company

We do not currently have an Audit Committee.. Our full Board of Directors considers whether the provision of these services is compatible with maintaining the auditor's independence, and has determined such services for fiscal 2003 and 2004 were compatible.

BOARD OF DIRECTORS POLICY ON PRE-APPROVAL OF SERVICES OF INDEPENDENT AUDITORS

The Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis. These services may include audit services, audit-related services, tax services and other services.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

                                    CONTENTS


PAGE F-1            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE F-2            CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2004

PAGE F-3 CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

PAGES F-4           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                    DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

PAGE  F-5           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                    DECEMBER 31, 2004 AND 2003

PAGES F-6 - F-18    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
                    DECEMBER 31, 2004 AND 2003

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Torbay Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Torbay Holdings, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations and other comprehensive loss, changes in stockholders' deficiency and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Torbay Holdings, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has a net loss of $1,127,727, a negative cash flow from operations of $143,705, a working capital deficiency of $461,294 and a stockholders' deficiency of $329,416. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 12. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.

Boca Raton, Florida
March 18, 2005

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004


                                     ASSETS
                                                                                                    2004
                                                                                                  -----------
CURRENT ASSETS
 Cash                                                                                             $    19,511
 Accounts receivable, less allowance for doubtful accounts of $0                                       36,211
 Inventory                                                                                             25,099
                                                                                                  -----------
     Total Current Assets                                                                              80,821
                                                                                                  -----------

PROPERTY AND EQUIPMENT - NET                                                                           21,968
                                                                                                  -----------

OTHER ASSETS
 Intangible assets - net                                                                               96,252
 Deposits                                                                                               6,795
 Deferred loan costs                                                                                    6,863
                                                                                                  -----------
     Total Other Assets                                                                               109,910
                                                                                                  -----------

TOTAL ASSETS                                                                                      $   212,699
                                                                                                  ===========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                                            $   325,030
 Settlement payable                                                                                    63,328
 Loan payable - officer                                                                                45,957
 Notes payable                                                                                        107,800
                                                                                                  -----------
     Total Current Liabilities                                                                        542,115

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Convertible preferred stock, $.0001 par value, 20,000,000 shares authorized,
  420,000 shares issued and outstanding                                                                    42
 Common stock, $.0001 par value, 100,000,000 shares authorized,
  88,948,487 issued and outstanding                                                                     8,895
 Common stock to be issued (1,888,889 shares)                                                             189
 Additional paid-in capital                                                                         4,784,190
 Accumulated deficit                                                                               (5,037,897)
 Accumulated other comprehensive loss                                                                 (29,690)
 Deferred equity based expenses                                                                       (55,145)
                                                                                                  -----------
TOTAL STOCKHOLDERS' DEFICIENCY                                                                       (329,416)
                                                                                                  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                    $   212,699
                                                                                                  ===========

          See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                2004               2003
                                                            ------------       ------------
SALES, NET                                                  $    344,525       $    137,944

COST OF SALES                                                    103,889             55,740
                                                            ------------       ------------

GROSS PROFIT                                                     240,636             82,204
                                                            ------------       ------------

OPERATING EXPENSES
 Selling                                                         126,742            125,552
 Consulting fees                                                   6,300            112,750
 Professional fees                                               107,942            175,258
 Directors fees and compensation                                  86,103             82,480
 Other general and administrative                                231,750             99,715
                                                            ------------       ------------
       Total Operating Expenses                                  558,837            595,755
                                                            ------------       ------------

LOSS FROM OPERATIONS                                            (318,201)           (513,551)
                                                            ------------       ------------

OTHER INCOME (EXPENSE)
 Interest and financing costs                                 (1,068,326)          (361,265)
 Gain on extinguishment of debt, net                             243,800                 --
 Cancellation of stock issued for consulting fees                 15,000                 --
                                                            ------------       ------------
       Total Other Income (Expense)                             (809,526)           (361,265)
                                                            ------------       ------------

NET LOSS                                                      (1,127,727)           (874,816)

OTHER COMPREHENSIVE LOSS
 Foreign currency translation loss                                (9,039)             (7,994)
                                                            ------------       ------------

COMPREHENSIVE LOSS                                          $ (1,136,766)      $    (882,810)
                                                            ============       ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED               $      (0.01)       $      (0.02)
                                                            ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
 BASIC AND DILUTED                                            87,879,225          48,459,281
                                                            ============        ============

          See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                   Convertible Preferred                                  Common Stock To Be     Additional
                                           Stock                    Common Stock                Issued            Paid-In
                                    Shares       Amount         Shares        Amount      Shares       Amount      Capital
                                   -------      --------      ----------    ---------   ----------    --------   ----------
Balance, December 31, 2002         420,000      $    42       20,912,617    $   2,091      539,568    $    54    $2,652,336
Common shares issued                    --           --          539,568           54     (539,568)       (54)           --
Issuance of common stock
 for software license                   --           --          100,000           10           --         --         5,990
Stock issued for consulting
 services                               --           --        1,501,000          150           --         --        77,350
Issuance of common stock
 for notes payable
 conversions                            --           --       43,152,637        4,315           --         --       237,935
Shares issued for legal
 services                               --           --        1,000,000          100           --         --         9,900
Shares issued for option
 exercised for cash                     --           --        5,583,333          558           --         --        31,442
Shares to be issued for
 consulting and advertising
 services                               --           --               --           --    3,500,000        350        32,150
Options issued for services             --           --               --           --           --         --        47,300
Beneficial conversion
 feature and warrants
 issued as part of
 convertible debentures                 --           --               --           --           --         --       258,450
Amortization of deferred
  interest  and financing
  expense                               --           --               --           --           --         --            --
Foreign currency
  translation loss                      --           --               --           --           --         --            --
Net loss, 2003                          --           --               --           --           --         --            --
                                   -------     --------       ----------    ---------   ----------    -------    ----------
Balance, December 31, 2003         420,000      $    42       72,789,155    $   7,278    3,500,000    $   350    $3,352,853
Common shares issued                    --           --        3,000,000          300   (3,000,000)      (300)           --
Shares sold for cash,
 net of costs                           --           --        2,245,282          225    1,388,889        139       224,909
Shares cancelled                        --           --         (250,000)         (25)          --         --       (14,975)
Issuance of common stock
 for debenture settlement               --           --        6,000,000          600           --         --       161,400
Stock issued for consulting
 services                               --           --            3,000           --           --         --           300
Finance cost - shares sold
 below market                           --           --               --           --           --         --        48,258
Options issued for services             --           --               --           --           --         --       112,240
Options issued for loan
 payment postponement and
 equity funding arrangement             --           --               --           --           --         --       846,033
Shares issued for options
 exercised for cash                     --           --        5,000,000          500           --         --        39,500
Shares issued for officer
 payable                                --           --          161,050           17           --         --        13,672
Amortization of deferred
 compensation expense                   --           --               --           --           --         --            --
Amortization of deferred
 financing expense                      --           --               --           --           --         --            --
Foreign currency
 translation loss                       --           --               --           --           --         --            --
Net loss, 2004                          --           --               --           --           --         --            --
                                   -------     --------       ----------    ---------   ----------    -------    ----------
Balance, December 31, 2004         420,000     $     42       88,948,487    $   8,895   (1,888,889)   $   189    $4,784,190
                                   =======     ========       ==========    =========   ==========    =======    ==========
                                                   Accumulated    Deferred
                                                      Other        Equity
                                   Accumulated    Comprehensive    Based
                                     Deficit         (Loss)       Expenses        Total
                                   -----------    ------------   -----------    -----------
Balance, December 31, 2002          (3,035,354)   $   (12,657)   $  (128,959)   $  (522,447)
Common shares issued                        --             --             --             --
Issuance of common stock
 for software license                       --             --             --          6,000
Stock issued for consulting
 services                                   --             --             --         77,500
Issuance of common stock
 for notes payable
 conversions                                --             --             --        242,250
Shares issued for legal
 services                                   --             --             --         10,000
Shares issued for option
 exercised for cash                         --             --             --         32,000
Shares to be issued for
 consulting and advertising
 services                                   --             --         (6,000)        26,500
Options issued for services                 --             --        (31,533)        15,767
Beneficial conversion
 feature and warrants
 issued as part of
 convertible debentures                     --             --       (121,185)       137,265
Amortization of deferred
  interest  and financing
  expense                                   --             --        128,959        128,959
Foreign currency
  translation loss                          --         (7,994)            --         (7,994)
Net loss, 2003                        (874,816)            --             --       (874,816)
                                   -----------    ------------   -----------    -----------
Balance, December 31, 2003         $(3,910,170)   $   (20,651)   $  (158,718)   $  (729,016)
Common shares issued                        --             --             --             --
Shares sold for cash                        --             --             --        146,940
Shares cancelled                            --             --             --        (15,000)
Issuance of common stock
 for debenture settlement                   --             --             --        162,000
Stock issued for consulting
 services                                   --             --             --            300
Finance cost - shares sold
 below market                               --             --             --         48,258
Options issued for services                 --             --       (112,240)            --
Options issued for loan
 payment postponement and
 equity funding arrangement                 --             --             --        846,033
Shares issued for options
 exercised for cash                         --             --             --         40,000
Shares issued for officer
 payable                                    --             --             --         13,689
Amortization of deferred
 compensation expense                       --             --         94,628         94,628
Amortization of deferred
 financing expense                          --             --        121,185        121,185
Foreign currency
 translation loss                           --         (9,039)            --         (9,039)
Net loss, 2004                      (1,127,727)            --             --     (1,127,727)
                                   -----------    ------------   -----------    -----------
Balance, December 31, 2004         $(5,037,897)   $   (20,651)   $  (158,718)   $  (329,416)
                                   ===========     ==========     ==========     ==========

          See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                       2004              2003
                                                                                    ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                         $(1,127,727)        $(874,816)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                        40,198            24,414
  Amortization of loan costs                                                            4,117                --
  Gain on extinguishment of debt, net                                                (243,800)               --
  Common stock and warrants issued for services                                           300            93,500
  Deferred equity based costs recognized                                              215,813           308,491
  Financing costs - shares sold below market value                                     81,591                --
  Financing costs - options issued                                                    846,033
  Cancellation of shares issued for services                                          (15,000)               --
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                                          (32,916)           (1,675)
  (Increase) decrease inventory                                                        12,524            27,830
  (Increase) decrease prepaid expenses                                                     --            15,748
  (Increase) decrease deposits                                                             --            (5,795)
    Increase in accounts payable and accrued expenses                                  75,162           115,299
                                                                                    ---------         ---------
       Net cash used in operating activities                                         (143,705)         (297,004)
                                                                                    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of intangibles                                                              (32,750)          (17,150)
 Purchase of property and equipment                                                    (5,446)           (6,868)
                                                                                    ---------         ---------
       Net cash used in investing activities                                          (38,196)          (24,018)
                                                                                    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                               236,940            32,000
 Proceeds from loans payable officer                                                   45,957                --
 Principal payments on settlement payable                                            (126,653)               --
 Loan and stock subscription costs                                                    (10,200)               --
 Proceeds from issuance of notes and loans payable                                     52,020           250,000
                                                                                    ---------         ---------
       Net cash provided by financing activities                                      198,064           282,000
                                                                                    ---------         ---------

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH                                            (9,039)           (7,994)
                                                                                    ---------         ---------

INCREASE (DECREASE) IN CASH                                                             7,124           (47,016)

BEGINNING OF YEAR                                                                      12,387            59,403
                                                                                    ---------         ---------

CASH - END OF YEAR                                                                  $  19,511         $  12,387
                                                                                    =========         =========

          See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

      (B) PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements for 2004 and 2003 include the accounts of Torbay Holdings, Inc. and its wholly owned subsidiaries Designer Appliances Limited and Designer Appliances, Inc. (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

      (C) BASIS OF PRESENTATION

      The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The basis of accounting differs from that used in the United Kingdom statutory financial statements of DAL. Adjustments are made to translate the statutory financial statements of DAL to conform to accounting principles generally accepted in the United States of America. The consolidated financial statements are expressed in United States dollars. The functional currency of DAL is the British pound sterling.

      (D) USE OF ESTIMATES

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent

                    TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

      assets  and  liabilities  at  the  date  of  the  consolidated   financial
      statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

      (I) IMPAIRMENT OF LONG-LIVED ASSETS

      The Company reviews long-lived assets for impairment under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ended December 31, 2004 and 2003, the Company determined that there were no long-lived assets that were impaired.

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

      The Company provides a warranty on goods for two years from the date of sale. The Company has not established a warranty reserve as of December 31, 2004 or 2003 since the amount is not material based on past experience.

                    TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

      (K) WEBSITE AND COMPUTER SOFTWARE COSTS

      The Company follows the AICPA's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), in accounting for its website and software costs. Accordingly, costs to obtain computer software from third parties obtained for internal use are capitalized and amortized over their estimated useful life of 5 years, commencing in 2003. Enhancements to software are amortized over an estimated useful life of 2 years. Costs incurred in operating a website that have no future benefits are expensed in the period in which they are incurred. Costs incurred in operating the website that have a future benefit are capitalized in accordance with SOP 98-1 and amortized over the respective future periods that are expected to benefit from the changes.

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

      (M) SEGMENTS

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company has only one product consisting of its "Quill Computer Mouse" and does not operate in more than one segment. Accordingly, segment information has not been provided.

      (N) FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of certain financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, settlement payable and notes payable approximate their fair value as of December 31, 2004 because of the relatively short-term maturity of these instruments.

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

      (Q) COMPREHENSIVE LOSS

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

                    TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

      (R) LOSS PER SHARE

      Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive. At December 31, 2004 and 2003 the Company had 25,700,000 and 105,750,000 potentially dilutive securities, respectively.

      (S) STOCK BASED COMPENSATION

      The Company accounts for stock options and warrants issued to employees using the intrinsic value based method, under which compensation cost is measured as the excess of the stock's market price at the grant date over the amount an employee must pay to acquire the stock. The Company issued no options or warrants to employees during the years ended December 31, 2004 or 2003 and had no employee stock options or warrants outstanding at those dates. Stock options and warrants issued to non-employees are accounted for using the fair value based method, under which the expense is measured as the fair value of the security at the date of grant based on the Black-Scholes pricing model.

      Common stock issued as compensation is recorded based on the fair value of the stock issued on the date of grant.

      (T) RECLASSIFICATIONS

      Certain amounts from prior periods have been reclassified to conform to the current year presentation. For the year ended December 31, 2003, $31,136, representing shipping, amortization and warranty costs, have been classified as cost of sales, rather than operating expenses. Also, travel and entertainment expenses for 2003 have been reclassified from other general and administrative expenses to selling expenses.

      (U) ADVERTISING

      The Company expenses the production costs of advertising the first time the advertising takes place. Advertising and marketing expense included in the statement of operations for the years ended December 31, 2004 and 2003 was $67,443 and $94,557, respectively.

      (V) RECENT ACCOUNTING PRONOUNCEMENTS

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

                    TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

      In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

      In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

      In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions--FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings
      Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

      In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) "Consolidation of Variable Interest Entities." FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the

                    TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

      characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The Company does not currently have any variable interest entities that will be impacted by adoption of FIN 46(R).

NOTE 2 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

      During 2004, the Company reached a settlement to retire its remaining 12% convertible debentures aggregating $507,750 and related accrued interest of $92,057 in exchange for the issuance of 6,000,000 shares of common stock having a fair value of $162,000, and $200,000 in cash, payable in monthly installments of $16,667, with a present value of $189,981, commencing May 1, 2004. Accordingly, the Company has recorded a gain of $247,826 related to the extinguishment.

      In February 2004, the Company granted options to purchase an aggregate of 5,000,000 shares of common stock to two individuals in exchange for services to be rendered through August 1, 2005. The fair value of these options is $112,240. This amount has been deferred and is being amortized over the life of the services agreement (see Note 11B).

      During April 2004, the Company issued 161,050 shares of common stock having a fair value of $13,689 to an officer to settle a payable to him of $9,663. Accordingly, the Company has recorded a loss on extinguishment of debt of $4,026 (see Notes 6 and 11B).

      During August 2004, the Company received $52,020 from a financial institution pursuant to a term loan sheet. The fair value of the debt is $57,800; costs of $5,780 were deducted from the proceeds.

      During the year ended December 31, 2003, a portion of the Company's 12% convertible debentures in the amount of $242,250 was converted into 43,152,637 shares of common stock.

NOTE 3 PROPERTY AND EQUIPMENT

      Property and equipment as of December 31, 2004 consisted of the following:

      Manufacturing equipment              $ 20,000
      Computer equipment                     11,335
      Office equipment                        4,224
                                           --------
                                             35,559
      Less accumulated depreciation         (13,591)
                                           --------
                                           $ 21,968
                                           ========

      Depreciation expense for the years ended December 31, 2004 and 2003 was $8,072 and $4,935, respectively. All of the depreciation expense is included in general and administrative expenses.

                    TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 4 INTANGIBLE ASSETS

      Intangible assets as of December 31, 2004 consisted of the following:

      Intellectual property                $  44,000
      Software license                        53,957
      Software development                    49,900
                                           ---------
                                             147,857
      Less accumulated amortization          (51,605)
                                           ---------
                                           $  96,252
                                           =========

      During 2004 and 2003, the Company incurred costs of $32,750 and $17,150, respectively, for the development of software enhancements.

      Amortization expense recorded in the statement of operations was $32,126 and $19,479 for 2004 and 2003, respectively.

      Amortization of the above costs for each of the next five years is as follows:

         2005        $35,854
         2006         23,207
         2007         15,191
         2008          4,400
         2009          4,400

NOTE 5 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      The following schedule reflects accounts payable and accrued expenses as of December 31, 2004:

      Accounts payable                 $278,478
      Accrued interest payable              680
      Other accrued liabilities          45,772
                                       --------
                                       $324,930
                                       ========

NOTE 6 LOAN PAYABLE - OFFICER

      The Company had received advances from an officer who provided funding for working capital requirements. As of December 31, 2003, $9,663 was due to this officer. During April 2004, the Company issued 161,050 shares of common stock, having a fair value of $13,689, to settle this payable. Accordingly, the Company has recorded a loss on extinguishment of debt of $4,026 (see Note 11B).

                    TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

      During the fourth quarter of 2004 another officer advanced $45,957 to the Company for working capital purposes. The advances are non-interest bearing and are repayable upon demand. The Company has agreed to issue 880,000 shares of common stock to repay the advance.

NOTE 7 12% CONVERTIBLE DEBENTURES

      On February 17, 2004, the Company and the debenture holders entered into a Redemption and Settlement Agreement and Mutual General Release (the "Settlement"). In accordance with the Settlement, all of the outstanding debentures and related warrants were redeemed by the Company. The Company issued 6,000,000 shares of common stock having a fair value of $162,000 to the debenture holders, and agreed to pay $200,000 in cash in monthly installments of $16,667, with a present value of $189,981, commencing May 1, 2004. The Company has recorded a gain of $247,826 related to the extinguishment. As of December 31, 2004 the balance due on the settlement was $63,328.

NOTE 8 NOTES PAYABLE

      The Company has issued a $50,000 note due to an individual that is non-interest bearing, convertible to shares of common stock at $1.50 per share and unsecured, which was due March 23, 2003. This note is currently being renegotiated.

      During August 2004, the Company received $52,020 from a financial institution pursuant to a loan term sheet, with a face value of $57,800. The principal balance bears interest at the prevailing one month LIBOR, plus 3% (4.12% at December 31, 2004) and matures in one year. The loan is secured by 1,700,000 shares of the Company's common stock. The collateral shares have been provided by a stockholder of the Company. The Company incurred costs of $10,980 in connection with obtaining this financing. This amount is being amortized over the one year term of the loan. On December 16, 2004 a default in this note was cured by the issuance of common stock purchase warrants (see Note 11(B)).


NOTE 9 INCOME TAXES

      The United States parent company and its United States subsidiary and its United Kingdom subsidiary file separate income tax returns. Income tax expense (benefit) for the years ended December 31, 2004 and 2003 is summarized as follows:

                                            2004                   2003
                                       --------------        -----------------
      Current:
           Federal                     $           --        $              --
           State                                   --                       --
           Foreign                                 --                       --

      Deferred:
           Federal and State                       --                       --
           Foreign                                 --                       --
                                       --------------        -----------------
      Income tax expense (benefit)     $           --        $              --
                                       ==============        =================

      The United States parent company and its United States subsidiary's tax expense differs from the "expected" tax expense for the years ended December 31, 2004 and 2003 (computed by applying U.S. Federal Corporate tax rate of 34 percent to income before taxes), as follows:

                    TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                            2004        2003
                                                         -----------  ---------
      Computed "expected" tax expense (benefit)           $ (23,391)  $(210,154)
      Change in valuation allowance                          23,391     210,154
                                                          ---------   ---------
                                                          $      --   $      --
                                                          =========   =========

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets for the United States parent company and its United States subsidiary at December 31, 2004 and 2003 are as follows:


                                                     2004              2003
                                                   ---------         ---------
      Deferred tax assets:
           Net operating loss carryforwards        $ 934,320         $ 910,929
           Less valuation allowances                (934,320)         (910,929)
                                                   ---------         ---------
      Net deferred tax assets                      $      --         $      --
                                                   =========         =========


      As of December 31, 2004, the United States parent company and its United States subsidiary had net operating loss carry forwards of approximately $2,748,000 for income tax purposes, available to offset future taxable income expiring on various dates through 2024. The valuation allowance as of December 31, 2004 was $934,320. The net change in the valuation allowance during the year ended December 31, 2004 was an increase of $23,391.

      The United Kingdom subsidiary has also incurred substantial net operating losses in prior years which result in no income tax expense or (benefit) for the years ended December 31, 2004 and 2003. The subsidiary's available net operating loss carry forward of approximately $534,000 results in a deferred tax asset of $160,200 (computed by applying the United Kingdom tax rate of 30%) which has been fully offset by a valuation allowance. The United Kingdom subsidiary is currently not an operating company.

NOTE 10 COMMITMENTS AND CONTINGENCIES

      (A) COMMITMENTS AND CONTINGENCIES

      The Company conducts its operations from facilities occupied pursuant to a lease that commenced in October 2003 and expires on October 31, 2006. The Company also pays the lease for an apartment occupied by an officer. Such occupancy is for the benefit of the Company. The apartment lease expired December 31, 2004 and was extended for a one year period, with a monthly rent of $2,075. Future minimum lease payments are as follows:


       Year Ending        Amount
       -----------        ------
          2005           $45,964
          2006            18,136

                    TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

      Rent expense for the years ended December 31, 2004 and 2003 was $60,339 and $14,060, respectively.

      (B) ROYALTIES

      The Company is required to pay royalty payments at a rate of $3 per copy of certain software that is distributed in any manner. The minimum royalties are $500 for the second quarter of 2003, $1,000 for the third quarter for 2003, $2,000 for the fourth quarter of 2003 and $3,000 per quarter thereafter. The term of the agreement is perpetual provided the Company continues to pay the royalty payments within 120 days after the end of each quarter and abides by the other terms of the agreement. During the years ended December 31, 2004 and 2003, the Company recorded the minimum royalties expense of $12,000 and $3,500, respectively.

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

      In July 2001, the Company entered into a purchase agreement with two individuals who held the intellectual property rights, software and know-how to a computer mouse known as the "QUILL". Under the terms of the agreement, the Company acquired all of the sellers' rights, title and interest in the QUILL in exchange for 220,000 Series 1 convertible preferred shares. The agreement also called for the issuance of an additional 200,000 shares of Series 1 convertible preferred shares upon the Company receiving an approval for the United Kingdom patent rights to the QUILL, which was granted in January 2002. These preferred shares will convert 1:10 into 4,200,000 shares of common stock upon the QUILL generating $1,000,000 net profit after tax averaged over four fiscal quarters within five years from the signing of the agreement. However, if the $1,000,000 net profit requirement is not met within five years from the signing of the agreement, then these preferred shares will convert 1:1 into 420,000 shares of common stock. Since the $1,000,000 net profit requirement is a contingency, the convertible preferred shares were valued based on the 1:1 conversion ratio using the value of recent cash sales of the common stock at $.10 per share, for a total fair value of $42,000, of which $20,000 and $22,000 was recognized in 2002 and 2001, respectively. The 420,000 preferred shares were issued on April 22, 2002.

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

      During February and March 2004, the Company issued 6,000,000 shares of common stock in connection with the retirement of its 12% convertible debentures payable described in Note 7.

                    TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

      In February 2004, the Company granted options to purchase an aggregate of 5,000,000 shares of common stock to two individuals in exchange for services to be rendered through August 1, 2005. The options had an exercise price of $.008 per share and had a life of ninety days from grant date. The fair value of these options is $112,240. This amount has been deferred and is being amortized over the life of the services agreement (seventeen months). Of the total fair value of the options, $57,095 was expensed in 2004 and $55,145 is deferred at December 31, 2004. The value has been determined using the Black-Scholes option pricing model in accordance with SFAS 123 with the following assumptions: dividend yield of zero, expected volatility of 178%, risk-free interest rate of 3.5% and an expected life of three months. The options were exercised in February 2004 and cash proceeds of $40,000 were received by the Company.

      During March 2004, the Company sold 202,614 shares of common stock for cash proceeds of $17,000. The cash was received in March 2004 and the shares were issued in April 2004. The shares were sold at a discount to market value, and a financing cost related to the discount of $4,013 has been recognized.

      During the three months ended March 31, 2004 the Company issued 3,000 shares of common stock, valued at $300, for services rendered.

      During April 2004, the Company issued 161,050 shares of common stock having a fair value of $13,689 to settle a payable to an officer in the amount of $9,663. Accordingly, the Company has recorded a loss on extinguishment of debt of $4,026.

      During April and May 2004, the Company sold 2,005,168 shares of common stock for cash proceeds of $126,940. The shares were sold at a discount to market value, and a financing cost related to the discount of $44,245 has been recognized.

      During July 2004, the Company sold 37,500 shares of common stock for cash proceeds of $3,000.

      During August 2004 the Company received $50,000 pursuant to a stock subscription. The Company is to issue 1,388,889 shares pursuant to this subscription, which are classified as shares to be issued on the balance sheet at December 31, 2004. The shares to be issued were determined at 60% of the average closing bid price on the five trading days prior to closing. Accordingly, the Company has recorded a financing cost of $33,333 related to this discount. Additionally, the purchasers received 1,000,000 common stock purchase warrants, 500,000 warrants with an exercise price of $0.08 per share and 500,000 warrants with an exercise price of $0.12 per share. The warrants will expire December 31, 2008.

      The Company has deferred costs related to the issuance of options for services to be rendered through July 2005. During 2004, the Company has expensed $88,628 of these costs and $55,145 remains deferred at December 31, 2004.

      On December 16, 2004 the Company granted 20,500,000 common stock purchase warrants to an investor group. The warrants are exercisable immediately and expire if unexercised by December 31, 2009. Upon registration of the underlying shares with the Securities and Exchange Commission, the Company can force the exercise of the warrants, provided that the investor would not be obligated to pay more than $75,000 within any 30 day period. The demand for exercise is subject to certain trading price requirements, relative to the exercise price of the warrants. The exercise prices of the warrants range from $0.03 to $0.13. The weighted average exercise price of the warrants is $0.07. The fair value of the warrants has been estimated at $846,033, using the Black Scholes pricing model with the following weighted average assumptions: estimated life of 1.34 years; dividend yield of 0%; volatility of 189%; risk free interest rate of 2.64%. The amount has been recorded as a financing expense in the statement of operations.

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

                    TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

      On April 21, 2003, the Company entered into an agreement with a consultant whereby the consultant agreed to analyze and provide advice and introductions as to both short and long-term strategic business plans, business development, marketing and communications. In consideration, the Company has agreed to issue 3,000,000 shares of common stock valued for financial accounting purposes at $24,000, the fair market value of the common stock on the effective date of the agreement based on concurrent cash offerings, of which $18,000 and $6,000 has been recognized as consulting expense during the years ended December 31, 2004 and 2003, respectively. The chief executive officer has rendered 3,000,000 freely trading shares of his common stock that were transferred to the consultant. These shares are to be repaid to the chief executive officer and are reflected as to be issued as of December 31, 2003. The 3,000,000 shares were issued in 2004.

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

                    TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

      In September 2003, the Company granted options to purchase an aggregate of 5,000,000 shares of common stock to two individuals in exchange for services rendered. The options had an exercise price of $.005 per share and had a life of ninety days from grant date. The fair value of these options is $47,300, of which $15,767 has been expensed during 2003 and $31,533 has been expensed during 2004. The value has been determined using the Black-Scholes option pricing model in accordance with SFAS 123 with the following assumptions: dividend yield of zero, expected volatility of 178%, risk-free interest rate of 3.5 and an expected life of three months.

      During the fourth quarter of 2003, the options were exercised and the Company issued 5,000,000 share of common stock for proceeds of $25,000.

NOTE 12 GOING CONCERN

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has a net loss of $1,127,727, a negative cash flow from operations of $143,705, a working capital deficiency of $461,294 and a stockholders' deficiency of $329,416. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

      Management's plans include obtaining additional financing for which they are currently in active negotiations with several financing institutions and increasing sales of the Quill computer mouse.

NOTE 13 CONCENTRATIONS

      At December 31, 2004, one customer accounted for approximately 90% of accounts receivable. This customer accounted for approximately 35% of sales during 2004. The Company purchases its inventory from a single supplier.

NOTE 14 SUBSEQUENT EVENTS

      During 2005 the Company pledged 2,000,000 shares of common stock to secure a demand loan of up to $50,000 pursuant to an oral agreement.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 22, 2005
                                       TORBAY HOLDINGS, INC.

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

Name                              Title                        Date
----                              -----                        ----

/s/ Alexander Gordon Lane         Chairman, Secretary          April 22, 2005
--------------------------        and a Director
Alexander Gordon Lane

/s/ William Thomas Large          President, Chief             April 22, 2005
--------------------------        Executive Officer
William Thomas Large              and Director


/s/ Thomas A. Marchant
--------------------------        Director                     April 22, 2005
Thomas A. Marchant