Form 10QSB
period 2005-03-31
TORBAY HOLDINGS INC
filed 2005-05-16
CIK 1078724

U.S.SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-QSB
  (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

      For the transition period from _____ to _____

                        Commission file number 0-25417

                              TORBAY HOLDINGS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                DELAWARE                                  52-2143186
     -------------------------------                  ------------------
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

The Company had 88,948,487 shares of common stock outstanding as of March 31, 2005.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
Yes [_] No [X]

                                    INDEX

                                                                        Page No.
                                                                        --------

PART 1 - FINANCIAL INFORMATION

Condensed consolidated balance sheet as of March 31, 2005 (unaudited)........  3

Condensed consolidated statements of operations and other comprehensive income
(loss) for the three months ended March 31, 2005 and 2004 (unaudited)........  4

Condensed consolidated statements of cash flows for the three months ended
March 31, 2005 and 2004 (unaudited)..........................................  5

Notes to condensed consolidated financial statements as of March 31, 2005 and 2004 (unaudited).........................................................  6

Item 2.  Management's Discussion and Analysis or Plan of Operation........... 10

Item 3.  Controls and Procedures............................................. 21

PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......... 24

Item 3.  Defaults Upon Senior Securities..................................... 24

Item 4.  Submission of Matters to a Vote of Security Holders................. 24

Item 5.  Other Information................................................... 24

Item 6.  Exhibits............................................................ 24

Signatures................................................................... 25

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
 Cash                                                               $    21,788
 Accounts receivable                                                     37,469
 Inventory                                                               13,734
                                                                    -----------
   Total Current Assets                                                  72,991
                                                                    -----------

PROPERTY AND EQUIPMENT - NET                                             21,052
                                                                    -----------

OTHER ASSETS
 Intangible assets - net                                                 96,479
 Deposits                                                                 6,795
 Deferred loan costs                                                      4,118
 Deferred charges                                                        10,450
                                                                    -----------
   Total Other Assets                                                   117,842
                                                                    -----------

TOTAL ASSETS                                                        $   211,885
                                                                    ===========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                              $   314,131
 Settlement payable                                                      15,833
 Advances payable - stockholders                                         66,586
 Loan payable                                                            16,900
 Notes payable                                                          107,800
                                                                    -----------
   Total Current Liabilities                                            521,250
Advance received for common stock purchase                              100,000
                                                                    -----------
Total Liabilities                                                       621,250
                                                                    -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.0001 par value, 20,000,000 shares
  authorized, 420,000 issued and outstanding                                 42
 Common stock, $.0001 par value, 100,000,000 shares
  authorized, 91,038,487 shares issued and 88,948,487 shares
  outstanding                                                             8,895
 Common stock to be issued (1,888,889 shares)                               189
 Additional paid-in capital                                           4,784,190
 Accumulated deficit                                                 (5,144,777)
 Accumulated other comprehensive loss                                   (26,392)
 Deferred equity based expense                                          (31,512)
                                                                    -----------
TOTAL STOCKHOLDERS' DEFICIENCY                                         (409,365)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $   211,885

     See accompanying notes to condensed consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                  For the Three   For the Three
                                                   Months Ended    Months Ended
                                                    March 31,        March 31,
                                                      2005            2004
                                                                  (As Restated)
                                                  -------------   -------------

SALES, NET                                         $     95,580    $     77,010

COST OF SALES                                            25,047          22,043
                                                   ------------    ------------

GROSS PROFIT                                             70,533          54,967
                                                   ------------    ------------

OPERATING EXPENSES
 Selling                                                 45,178          24,904
 Consulting fees                                           --             6,300
 Professional fees                                       32,662          12,185
 Compensation                                            32,669          18,752
 Other general and
   administrative                                        60,984          45,990
                                                   ------------    ------------
    Total operating expenses                            171,493         108,131
                                                   ------------    ------------

LOSS FROM OPERATIONS                                   (100,960)        (53,164)
                                                   ------------    ------------

OTHER INCOME (EXPENSE)
 Interest and financing costs                            (5,922)       (132,814)
 Gain on extinguishment of
   debt, net                                               --           247,826
 Cancellation of stock issued
   for consulting fees                                     --            15,000
                                                   ------------    ------------
    Total other income (expense)                         (5,922)        130,012
                                                   ------------    ------------

NET (LOSS) INCOME                                      (106,882)         76,848

OTHER COMPREHENSIVE
  INCOME/(LOSS)
 Foreign currency translation (loss) income               3,298          (3,310)
                                                   ------------    ------------

COMPREHENSIVE (LOSS) INCOME                        $   (103,584)   $     73,538
                                                   ============    ============

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED                                  $       --      $      (0.00)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING -
 BASIC AND DILUTED                                   90,837,376      81,450,946
                                                   ============    ============


      See accompanying notes to condensed consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                           2005         2004
                                                                         (As
                                                                      Restated)
                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                               $(106,882)   $  76,848
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                            12,994        7,676
  Amortization of loan costs                                2,745         --
  Gain on extinguishment of debt, net                        --       (247,826)
  Common stock and warrants issued for services              --            300
  Deferred equity based costs recognized                   23,633      144,914
  Financing costs - shares sold below market value           --          4,013
  Cancellation of shares issued for services                 --        (15,000)
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable               (1,258)     (13,988)
  Decrease in inventory                                    11,365       14,757
  (Increase) decrease in prepaid expenses                    --         (1,094)
  Increase in accounts payable and accrued expenses       (10,899)      (9,803)
                                                        ---------    ---------
    Net cash used in operating activities                 (68,302)     (39,203)
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of intangibles                                  (11,000)      (9,750)
 Purchase of property and equipment                        (1,305)        --
                                                        ---------    ---------
    Net cash used in investing activities                 (12,305)      (9,750)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                      --         57,000
 Advance received on common stock purchase                 89,550         --
 Principal payments on settlement payable                 (47,495)        --
 Proceeds from issuance of notes and loans payable         16,900         --
 Advances received from stockholder                        20,629         --
                                                        ---------    ---------
    Net cash provided by financing activities              79,584       57,000
                                                        ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     3,300       (3,310)
                                                        ---------    ---------

INCREASE IN CASH                                            2,277        4,737

CASH - BEGINNING OF PERIOD                                 19,511       12,387
                                                        ---------    ---------

CASH - END OF PERIOD                                    $  21,788    $  17,124
                                                        =========    =========

Interest paid                                           $   2,505    $    --
                                                        =========    =========


      See accompanying notes to condensed consolidated financial statements.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MARCH 31, 2005
                                   (UNAUDITED)


NOTE 1     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
------     ---------------------------------------------------------

   (A) BASIS OF PRESENTATION
   -------------------------
   The accompanying condensed consolidated financial statements include the accounts of Torbay Holdings, Inc. and its wholly owned subsidiaries, Designer Appliances Limited and Designer Appliances, Inc. (collectively, the "Company"). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2004.

   (B) USE OF ESTIMATES
   --------------------
   The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   (C) LOSS PER SHARE
   ------------------
   Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the three months ended March 31, 2005 and 2004 since the effect would be anti-dilutive. There were 25,700,000 and 4,200,000 common stock equivalents at March 31, 2005 and 2004, respectively.

   (D) STOCK OPTIONS AND WARRANTS
   ------------------------------
   The Company accounts for its stock-based employee compensation plans using the intrinsic value based method, under which compensation cost is measured as the excess of the stock's market price at the grant date over the amount an employee must pay to acquire the stock. Stock options and warrants issued to non-employees are accounted for using the fair value based method, under which the expense is measured as the fair value of the security at the date of grant based on the Black-Scholes pricing model. The Company had 1,000,000 options and 20,500,000 warrants outstanding at March 31, 2005, and none at March 31, 2004.

                      TORBAY HOLDINGS, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MARCH 31, 2005
                                   (UNAUDITED)

   (E) RECLASSIFICATIONS
   ---------------------
   Certain items have been reclassified in prior period statements to conform to the current period presentation. For the three months ended March 31, 2004 $8,783, representing shipping, amortization and warranty costs, have been classified as cost of sales, rather than operating expenses. Also, travel and entertainment expenses of $4,643 have been reclassified from other general and administrative expenses to selling expenses.

   (F) RESTATEMENT
   ---------------
   The March 31, 2004 financial statements have been restated to increase the gain on extinguishment of debt by $10,019, resulting from the imputing of interest on the settlement payable described in Note 2 and Note 4. The effect of the restatement is to increase net income by $10,019. There is no effect on earnings per share as a result of this adjustment.

NOTE 2   SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
------   -----------------------------------------------------------------------
   During February, 2005, the Company received an advance on a common stock purchase agreement. The gross amount of the advance was $100,000. Costs of $10,450 were deducted, resulting in net proceeds of $89,550. The costs have been deferred and will be applied against additional paid-in capital when the stock purchase is completed.

   During the three months ended March 31, 2004, the Company reached a settlement to retire its remaining 12% convertible debentures aggregating $507,750 and related accrued interest of $92,057 in exchange for the issuance of 6,000,000 shares of common stock having a fair value of $162,000, and $200,000 in cash, payable in monthly installments of $16,667, with a present value of $189,981, commencing May 1, 2004. Accordingly, the Company has recorded a gain of $247,826 related to the extinguishment (see Note 4).

   In February 2004, the Company granted options to purchase an aggregate of 5,000,000 shares of common stock to two individuals in exchange for services to be rendered through August 1, 2005. The fair value of these options is $112,240. This amount has been deferred and is being amortized over the life of the services agreement (see Note 5).

NOTE 3     INTANGIBLE ASSETS
------     -----------------
   During the three months ended March 31, 2005 and 2004, the Company incurred costs of $11,000 and 9,750, respectively, for the development of new software applications.

   Amortization expense for the three months ended March 31, 2005 and 2004 was $10,773 and $5,942, respectively. The amortization expense has been included in cost of sales.

NOTE 4     12% CONVERTIBLE DEBENTURES
------     --------------------------
   On February 17, 2004, the Company and the debenture holders entered into a Redemption and Settlement Agreement and Mutual General Release (the
   "Settlement").  In accordance  with the  Settlement,  all of the  outstanding

                      TORBAY HOLDINGS, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MARCH 31, 2005
                                   (UNAUDITED)

   debentures and related warrants were redeemed by the Company. The Company issued 6,000,000 shares of common stock having a fair value of $162,000, to the debenture holders, and agreed to pay $200,000 in cash in monthly installments of $16,667 commencing May 1, 2004. The Company has recorded a gain of $247,826 related to the extinguishment.

NOTE 5     STOCKHOLDERS' DEFICIENCY
------     ------------------------
   During February, 2005, the Company received an advance on a common stock purchase agreement. The gross amount of the advance was $100,000. Costs of $10,450 were deducted, resulting in net proceeds of $89,550. The costs have been deferred and will be applied against additional paid-in capital when the stock purchase is completed. The total amount of the stock purchase agreement is $200,000. Closing of the transaction will occur upon the effectiveness of a registration statement registering the underlying shares. The purchase price of the shares to be issued will be the lesser of $0.04 or 50% of the average closing bid price on the 5 trading days either prior to closing or prior to the effectiveness of the registration statement. The purchaser will also be issued warrants exercisable into such number of shares equal to the aggregate investment amount divided by the purchase price. Half of these warrants will be exercisable at 110% of the purchase price and half will be exercisable at 150% of the purchase price. Upon the achievement of certain conditions, the Company may force the exercise of the warrants. The warrants will expire on December 31, 2008.

   During the three months ended March 31, 2005, the Company issued 2,090,000 shares of common stock as collateral for the loan described in Note 8. These collateral shares are not considered to be outstanding for loss per share calculations.

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

                      TORBAY HOLDINGS, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MARCH 31, 2005
                                   (UNAUDITED)

   The Company has deferred costs related to the issuance of options for services to be rendered through July 2005. During the three months ended March 31, 2005 and 2004, the Company has expensed $23,633 and $17,729, respectively, of these costs and $31,512 remains deferred at March 31, 2005.

NOTE 6     GOING CONCERN
------     -------------
   The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $106,882 and a negative cash flow from operations of $68,302 for the three months ended March 31, 2005 and a working capital deficiency of $448,259 and a stockholders' deficiency of $409,365 as of March 31, 2005. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds to finance its operations. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

   Management's plans include obtaining additional financing for which they are currently in active negotiations with several financing institutions and increasing sales of the Quill computer mouse and related software products.

NOTE 7     LOAN PAYABLE - OFFICER
------     ----------------------
   During February, 2005, an officer advanced $20,629 to the Company for working capital purposes. The advances are non-interest bearing and are repayable upon demand.

NOTE 8     LOAN PAYABLE
------     ------------

      During 2005 the Company pledged 2,090,000 shares of common stock to secure a demand loan from an individual of up to $50,000 pursuant to an oral agreement. During February and March, 2005, the Company received loans totaling $16,900 for working capital purposes under such agreement. The loans are non-interest bearing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Going Concern Qualification

      The Company's consolidated financial statements as of December 31, 2004 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in such consolidated financial statements, for the year ended December 31, 2004 the Company has a net loss of $1,127,727 and a negative cash flow from operations of $143,705, and as of December 31, 2004 the Company had a working capital deficiency of $461,294 and a stockholders' deficiency of $329,416. For the three months ended March 31, 2005 the Company has a net loss of $106,882 and a negative cash flow from operations of $68,302, and as of March 31, 2005 the Company had a working capital deficiency of $448,259 and a stockholders' deficiency of $409,365. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management's plans include obtaining additional financing for which they are currently in active negotiations with several financing institutions and increasing sales of the AirO2bic computer mouse.


RESULTS OF OPERATIONS FOR THE 3 MONTHS ENDED MARCH 31, 2005 AND 2004


RESULTS OF OPERATIONS

3 MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004
------------------------------------------------

GROSS PROFIT
------------

        For the three months ended March 31, 2005 the Company generated revenue of $95,580 compared to $77,010 for the three months ended March 31, 2004. Cost of sales was $25,047 for the three months ended March 31, 2005, compared to $22,043 for the three months ended March 31, 2004. Gross profit was 70,533 or 73.8% of net revenues for the three months ended March 31, 2005 relative to $54,967 or 71.4% of net revenues for the three months ended March 31, 2004. The increase in the Company's revenues and cost of sales in the three months ended March 31, 2005 all resulted from sales and marketing activity by the Company of its AirO2bic Mouse (pronounced aerobic) product and related system configurations, software and accessories.

Operating Expenses
------------------

      For the three months ended March 31, 2005, operating expenses increased $63,362 or 58.6% from $108,131 in the three months ended March 31, 2004 to 171,493 for the three months ended March 31, 2005. The increase in the Company's operating expenses, is attributable to increased selling expenses, professional fees and remuneration paid to an additional sales person.

      Expenses also include the investment in a new software product anticipated to be marketed commencing in the second quarter of 2005.


OTHER INCOME (EXPENSES)
-----------------------

      A negative $5,922 interest and financing expense for the 3 months ended March 31, 2005 was incurred compared to a $130,012 gain recorded for the 3 months ended March 31, 2004 that was mostly attributable to net gain on the extinguishment of debt, net of interest and financing costs.

NET LOSS
--------
      The Company incurred a net loss $106,882 for the 3 months ended March 31, 2005 relative to a net profit of $76,848 for the 3 months ended March 31, 2004.

LIQUIDITY AND CASH POSITION
---------------------------

OPERATING ACTIVITIES
--------------------

      For the 3 months ended March 31, 2005, as compared to the 3 months ended March 31, 2004, the Company used $68,302 and $39,203, respectively, to fund operating activities. The increase of $29,099 is due to various factors, both positive and negative, in various categories, including net gains on the extinguishment of debt and deferred equity based costs recognized during the 3 months ended March 31, 2004 and changes in inventory and accounts receivable and payable in the comparable quarters.


INVESTING ACTIVITIES
--------------------

      For the 3 months ended March 31, 2005 and March 31, 2004, the Company used $12,305 and $9,750, respectively, to fund investing activities. These costs in 2005 include capital equipment purchase of computer equipment and other peripherals as part of on-going development cost for existing and planned software.

FINANCING ACTIVITIES
--------------------

      For the 3 months ended March 31, 2005 and March 31, 2004, the Company realized cash of $79,584 and $57,000, respectively, in connection with financing activities. The increase of $22,584 in the three months ended March 31, 2005 was primarily due to advanced receipts in the 2005 period on the sale of stock and other advances received by the Company net of principal payments made by the Company on the settlement of indebtedness to former debenture holders. The entire $200,000 originally due under a settlement agreement has now been extinguished.

LIQUIDITY AND CAPITAL RESOURCES

The Company, including its subsidiaries, during its development stage incurred start-up costs, including administrative costs and research and development costs, while realizing limited operating revenue. Revenue commenced in late 2002 and has continued to grow to the point that the Company is now becoming less dependent upon funding its operations from the proceeds of sales of its securities and from loans. The retirement at the end of March 2005 of the debt resulting from the debenture settlement agreement has further reduced the cash burden upon the Company.

The Company has had, though small relative to its costs of operations and maintaining its listing, increasing sales and revenue through March 31, 2005, obtained through direct marketing programs, via its website and indirectly through an increasing number of distributor/resellers who themselves have their own websites. Several strategic relationships are currently being explored, including an informal relationship with an ergonomic keyboard manufacturer.

This strategy has been for the Company to develop product and brand recognition amongst the "professional ergonomic" industry ahead of investigating "niche" assistive technology markets in the broader retail sector of the computer peripheral business. To this end we have retained a sales consultant to develop strategic relationships, which has resulted so far in the inclusion of our mouse products through Add On Computer (Peripheral) and distribution through the Ingram Micro's EDI sales distribution system. This has resulted in the listing of our products on websites such as Tech Depot and Gateway. Further dialogue is taking place with other nationally known retailers.

The Company is also focused upon any opportunity to increase its sales to the U.S. Government following clarification that Section 508 Law does require computer mice to meet the prevailing standards. We have had ongoing discussions with partners who have established access to this market. As a result, our products have been listed under two GSA contracts with Unistar-Sparco and Kare products. Kare products have just established them upon the GSA advantage product sites.

In April 2005 we attended the Federal Offices Supplies Exposition in Washington, D.C. Our Virtually Hands Free mousing system was featured in a demonstration of certain of Hewlett Packard's products at their booth.

Access to new markets necessarily requires partnership with organizations that have a presence and reputation within those sectors and while the Company has developed an increasing reliance upon distributor/resellers as this business is now in excess of 50% of its overall sales by value the potential for reduction in margins relative to the costs of access to those markets in terms of time, employment of personnel and marketing is considered to likely yield a greater return by the implementation of this strategy. As further opportunities and so the possibility of entrance into the retail computer market sector is considered further, reductions in gross margin may be necessary to achieve the pricing incentives required by such outlets. In such an event it is considered that the increase in the volume of sales may be beneficial and thereby contribute to the main objective of attaining profit, within the single year experience in the pattern of business so far observed, existing distribution channels also showed seasonality in that a lower business activity was observed during main holiday season periods; most noticeably during the winter holiday period. This level of business, at least, immediately returned following the end of the holiday period.

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


SECTION 508 AMENDMENTS TO REHABILITATION ACT

The General Services Administration (the "GSA") implemented a program that sets standards for information technology so as to make such technology accessible to those with special needs. The standards are applied under what is called Section 508, which are described in full at www.section508.gov. Details pertaining to our products can be found at www.aerobicmouse.com under the heading GSA Section 508.These standards include a section relating to input devices, such as computer mice and under item 1194.26, which relates to subsection 1193.26- 2.0 a standard is prescribed for input devices. Companies that consider their products to meet the standards can apply to have their products listed within the "Buy Accessible" section of the section508.gov website and also list a Voluntary Product Accessibility Template ("VPAT") by which government purchasing officials can perform their own due diligence so as to ensure the purchases they make are
Section 508 compliant. The GSA Section 508 Group then provides access to the product and company information on the website. The Company, having evaluated the standard and believing that its products complied, submitted its applications for its hardware and software products which were subsequently processed and listed on the Section 508 website.

Section 508 compliance has been a requirement of system purchases, typically large contracts over $2,500, since July, 2001 whereas "Micropurchases"- purchases less than $2,500 and typically by credit card -- have been exempt from
Section 508 compliance. This exemption was due to expire on October 1, 2004, thereby making all purchases to require Section 508 compliance. This exemption was extended on October 5, 2004 until April 1, 2005 and was designated the "final extension.

The Company was made aware by third parties that its products were no longer listed in the Section 508 website. We had not been advised of their removal and upon inquiry we were told that computer mice were not considered as requiring
Section 508 compliance and that our listing, by then some 18 months, was erroneous.

Following review by various bodies, at a meeting in December, 2005 the Company's interpretation of Section 508 law, that computer mice were subject to the standards, was confirmed and the Company's products were re-listed on the Buy Accessible section of the www.section508.gov website. Therefore in regards to computer mice and Section 508 there has been a positive determination by the GSA of the requirement for Section 508 compliance at both the standards and procurement levels. This is a first and our products are probably the first design innovation that crosses the compliant non-compliant divide.

It has therefore been positively confirmed by the GSA in de-listing and re-listing our products that mice products are subject to 508 consideration, both as standalone items and when included as a part of a system purchase.


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


COMPETITION

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

At this time the Company believes that it holds a unique position in the marketplace, as it is the only provider of mouse products that do not require grip to be used and has an associated software product that removes the need to be clicked. Likewise, no other competitive products, either direct or indirect in market presence, have Section 508 compliance claims or have been reviewed and commended for ease of use for persons with arthritis. While this position could change, it would require competitors to expend significant product development costs and risk potential infringement of the intellectual property rights of the Company. These rights are undergoing extension with additional patents having been filed on both design and utility basis in the U.S. with the intention to extend these and other applications contemplated into PCT or world-wide patents and two additional patents in other countries were filed during the first quarter of 2005.

The employment of an IPR strategy is considered, but not guaranteed, to act as a barrier to entry by other providers of computer mice. It is also considered that the market environment, in regards to the general lack of recognition by mouse manufacturers of health issues due to mouse product usage, precludes entries by established organizations who are outside of the directly competitive ergonomic sector. Their entry would likely raise more risk from the possible litigious consequence of launching a "health conscious product as, by inference, other and previous products could be viewed as "not health conscious". Further indications that might support this argument maybe consider as in a new keyboard product from Logitech the largest mouse and keyboard manufacturer in the world, are emphasizing a new keyboard as having a "better design" claim that "enhance "total comfort experience" the closing paragraph states.

"The information contained in this document is provided AS IS without warranty of any kind. Some experts believe that the use of any keyboard may cause serious injury to your hands, wrists, arms, neck or back. For important ergonomic information about setting up your computer workspace, please read our Comfort Guidelines, which can be found at www.logitech.com/comfort."

We have recently been told (as yet uncorroborated) that major manufacturers product disclaimers and ergonomic guides are now being offered in evidence of as proof of correlation between computer usage and fatigue injury.

While these views and opinions cannot be relied upon as to develop or maintain an advantage for the Company's in the future, it is considered that the opportunity for the Company to achieve a market share of 5% of the total new and replacement U.S. computer mouse market is possible from those impaired or having some form of disability under this market scenario. It is also the Company's intent to work with any other who may wish to license our technology.

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

"57% of computer users are likely or very likely to benefit from the use of accessible technology."

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

Revenues generated by sales of the AirO2bic mouse and related products, where possible, will be used to further develop mouse product sales until a cash flow positive, and profit positive position, can be established at sustainable levels, thus allowing the Company to access bank financing, and thereby reducing the extent to which the Company must rely on other sources of external financing. In the absence of sales, the estimated amount of working capital that the Company will need, to expand the commercialization and distribution over the next year of mouse and related products at minimum planned operational levels, is approximately $500,000. Such amount would be up to $2 million to achieve accelerated market penetration.. There are no anticipated acquisitions of additional subsidiaries during the next 12-month period.

It is recognized that revenues do not provide for a sustainable business at current levels. It is the belief of management that by suitable and adequate investment a sustainable business can be achieved, and that revenue potential could be significant upon an expansion of our limited and current marketing effort.

PRODUCTS

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

o Introduced in 2003: Carpal Management Systems I & II: A bundle of the VHF system and one (System I) or two (System II) FlexTend orthotic gloves that facilitate the use of a recognized and medically validated therapy exercise glove with a mousing system that gives relief from the type of activity that some consider to cause clawing of the hand due to mousing. This is being marketed jointly with Balance Systems Inc.

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

o Introduced in 2004: The McVirtually Hands Free ("McVHF") mousing system: A bundle of the Quill Mouse and McNib Software with Gesture technology that allows the user to elect not to use most of his muscles forward of his elbow, but still mouse and interact with his computer in a conventionally recognized manner.

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

o Introduced in 2004 "The Clickless Web": This is a development on the Company's Clickless software. The Clickless software, an application that performs mouse button clicks for the user, is a computer resident program that requires installation upon the user's computer following purchase. One element of the computer resident software is the ability to click links and other functions, which enables interaction with the Internet, so as to be able to surf it and store files etc., from it. This new development, as a product called among other names, "The Clickless Web", takes the "web surfing and interacting" component of the computer resident software, and, using a webpage application tool called "Active X", allows these features to be accessed temporarily when a website, empowered with the feature, is enabled. This type of application known as "tools on demand" is considered a future direction and application of the Internet in which there is less requirement for software to be loaded onto a computer, or hand held device. Such applications as needed, are accessed on demand, and can be potentially prepaid as a service, or rented for the duration of their use. This feature could increase the portability of applications and also decrease memory requirements and hard disk management of Internet connected devices. The Clickless Web is the Company's first product in this potential growth area. Prior to its launch and in keeping with its strategy, the Company filed a world-wide patent application on this technology.

At this time there exist two demonstration sites for this technology: www.theclicklessweb.com and www.theassistiveweb.com both of which link to an identical page.

O In November 2004 the E-Quill-AirO2bic product was introduced that provided customers with a color choice option that in the directors opinion matches current system sales trends of Black or White.

The Assistive Web site will be focused upon generating income from large corporations such as banks, search engines, web retailers, assistive technology websites and other high traffic websites. Pricing on this product has yet to be established and no income from either of these websites can be anticipated as yet.

Marketing is a dynamic that must take advantage of opportunities when they are recognized. Consequently the SooToSee and SoTooSpeak developments described below are on hold and will be continued later and incorporated as modules into a new range of AntiFatigue Software (discussed below).

o SooToSee; currently in Alpha (in-house) testing this software is designed as a dynamic magnification system to assist those who need such assistance for observing computer screens, so as to enhance their accuracy of pointing the computer mouse cursor, or help in reading small text as is frequently the case with computer program menus and text on the internet. This is as an aid to vision and does not replace the need of use of spectacles, though it is envisaged that it will find application for those with severe sight impairment. This is part of a new software development package.

o SooToSpeak; currently in late development stage. This software is designed to convert HTML text, such as is used on Internet web pages and now more commonly in email systems and program menu systems, into an audible speech output, utilizing existing and proprietary to others, voice synthesis systems such as the "supplied as standard" Windows XP voice "Microsoft SAM".


oPlanned for introduction in the second quarter of 2005. AntiFatigue Software:
We have identified what we believe is a broad market opportunity of which the SooToSee and SooToSpeak product concepts will be a part. We believe that many of the issues of prevention of fatigue related injuries such as Carpal Tunnel Syndrome and Repetitive Strain Injuries can be minimized, if not eliminated, by adequate work fatigue management, which includes hardware products such as the AirO2bic Mouse and the Project Median Keyboard.

Further detail will be announced upon launch as such issues or brand identification and Intellectual Property Right opportunities are under consideration at this time.

BABY BOOMER MARKET

Another market sector that is sought to be addressed is the so called Baby Boomers, those individuals born between 1946 and 1964, who are numerically large in number, when considered as a single market and are now experiencing the gradual deterioration of limbs and sensors as is commensurate with their age. A survey commissioned by the Microsoft Corp.(www.microsoft.com/enable/research) suggests that approximately 30 million individuals in the U.S. could benefit from dexterity enhancing technology such as ours.

While there is unlikely to be an early and measurable impact upon our business, as a result of these studies and in anticipation that further study might confirm these early findings, we believe popular opinion may be influenced sufficiently that may lead to a changing market environment that could create a greater computer user health consciousness that ultimately may be beneficial to us.

MICROSOFT ASSISTIVE TECHNOLOGY VENDOR PROGRAM (MATVP)

Designer Appliances Inc was recently enrolled into the MATvp program. The primary purpose of this program is to decrease the time from development to market for assistive technology products. Quarterly meetings are held with Microsoft and we anticipate receipt of the "nearer market" beta test versions of Longhorn shortly.

HEWLETT-PACKARD ASSISTIVE TECHNOLOGY LISTING

The Hewlett-Packard Company ("HP") lists all of the Company's products in their Small and Medium Business catalogue under the section of Assistive Technology.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts reported in the consolidated financial statements and the accompanying notes. Item 6. Management's Discussion and Analysis or Plan of Operation contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 describes these critical accounting policies.


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


ITEM 3. CONTROLS AND PROCEDURES


Evaluation of Disclosure Controls And Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, in consultation with our other members of management and advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report pursuant to Rule 15d-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective in alerting them in a timely fashion to all material information required to be included in our periodic filings with the SEC as a result of the significant deficiency described below in that subsection captioned "Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls".

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

      On February 17, 2004, we entered into a Redemption and Settlement Agreement and Mutual General Release under which we redeemed all of our outstanding 12% convertible debentures and related warrants by issuing 6,000,000 shares of our common stock to the debenture holders, plus $200,000 in cash, payable in monthly installments of $16,667. We paid the final installment of this obligation in April 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the quarter ended March 31, 2005 did not sell any equity securities, except that on January 21, 2005 we issued and pledged to William F. Bragg, Jr. an aggregate of 2,090,000 shares of our Common Stock in order to secure payment of a loan from Mr. Bragg to the Company. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

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


                                                         TORBAY HOLDINGS, INC.

                                                      By: William Thomas Large
                                  --------------------------------------------
                                                    Name: William Thomas Large
                                  Title: President and Chief Executive Officer
                (Principal Executive Officer and Principal Accounting Officer)


Date: May 16, 2005