Form 10QSB
period 2005-06-30
TORBAY HOLDINGS INC
filed 2005-08-10
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 2005

|_|         TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
                For the transition period from _____ to _____

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The Company had 90,637,376 shares of common stock outstanding as of July 29, 2005.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
Yes |_| No |X|

                                      INDEX

                                                                        Page No.

PART 1 - FINANCIAL INFORMATION

Condensed consolidated balance sheet as of June 30, 2005 (unaudited)........ F-1

Condensed consolidated statements of operations and other comprehensive
Income (loss) for the three and six months ended June 30, 2005 and 2004
(unaudited)................................................................. F-2

Condensed consolidated statements of cash flows for the six months ended
June 30, 2005 and 2004 (unaudited) ......................................... F-3

Notes to condensed consolidated financial statements as of June 30, 2005 and 2004 (unaudited) ....................................................... F-4

Item 2.  Management's Discussion and Analysis or Plan of Operation ........... 3

Item 3.  Controls and Procedures ............................................ 15

PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................. 16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ........ 17

Item 3.  Defaults Upon Senior Securities .................................... 17

Item 4.  Submission of Matters to a Vote of Security Holders ................ 17

Item 5.  Other Information .................................................. 17

Item 6.  Exhibits  .......................................................... 17

Signatures................................................................... 18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)


                                     ASSETS
CURRENT ASSETS
 Cash                                                               $    37,997
 Accounts receivable                                                     11,014
 Deposit for inventory                                                   22,500
 Inventory                                                                3,595
                                                                    -----------
   Total Current Assets                                                  75,106
                                                                    -----------

PROPERTY AND EQUIPMENT - NET                                             18,798
                                                                    -----------

OTHER ASSETS
 Intangible assets - net                                                 85,069
 Deposits                                                                 6,795
 Deferred loan costs                                                      1,373
 Deferred charges                                                        10,450
                                                                    -----------
   Total Other Assets                                                   103,687
                                                                    -----------

TOTAL ASSETS                                                        $   197,591
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                              $   304,125
 Advances payable - stockholders                                         66,586
 Loan payable                                                            32,900
 Notes payable                                                          107,800
                                                                    -----------
   Total Current Liabilities                                            511,411
Advance received for common stock purchase                              200,000
                                                                    -----------
Total Liabilities                                                       711,411
                                                                    -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.0001 par value, 20,000,000 shares
  authorized, 420,000 issued and outstanding                                 42
 Common stock, $.0001 par value, 100,000,000 shares
  authorized, 92,527,376 shares issued and 90,437,376 shares
  outstanding                                                             9,044
 Common stock to be issued (500,000 shares)                                  50
 Additional paid-in capital                                           4,788,180
 Accumulated deficit                                                 (5,282,007)
 Accumulated other comprehensive loss                                   (21,250)
 Deferred equity based expense                                           (7,879)
                                                                    -----------
TOTAL STOCKHOLDERS' DEFICIENCY                                         (513,820)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $   197,591
                                                                    ===========

    See accompanying notes to condensed consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


                                      For the         For the
                                       Three           Three          For the         For the
                                       Months          Months        Six Months      Six Months
                                     Ended June      Ended June      Ended June      Ended June
                                      30, 2005        30, 2004        30, 2005        30, 2004
                                    ------------    ------------    ------------    ------------
SALES, NET                          $     76,285    $     82,527    $    171,865    $    159,537

COST OF SALES                             23,384          23,689          48,431          45,732
                                    ------------    ------------    ------------    ------------

GROSS PROFIT                              52,901          58,838         123,434         113,805
                                    ------------    ------------    ------------    ------------

OPERATING EXPENSES
 Selling                                  24,761          48,410          69,939          73,312
 Consulting fees                              --              --              --           6,300
 Professional fees                        60,454          43,628          93,116          55,813
 Compensation                             18,614          24,258          51,283          43,010
 Other general and administrative         82,023          72,912         143,007         118,904
                                    ------------    ------------    ------------    ------------
     Total operating expenses            185,852         189,208         357,345         297,339
                                    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                    (132,951)       (130,370)       (233,911)       (183,534)
                                    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
 Interest and financing costs             (4,279)        (45,915)        (10,201)       (178,729)
 Gain (loss) on extinguishment of
 debt, net                                    --          (4,026)             --         243,800
 Cancellation of stock issued for
 consulting fees                              --              --              --          15,000
                                    ------------    ------------    ------------    ------------
     Total other income (expense)         (4,279)        (49,941)        (10,201)         80,071
                                    ------------    ------------    ------------    ------------

NET LOSS                                (137,230)       (180,311)       (244,112)       (103,463)

OTHER COMPREHENSIVE INCOME/(LOSS)
 Foreign currency translation
  income (loss)                            5,142           1,284           8,440          (2,026)
                                    ------------    ------------    ------------    ------------

COMPREHENSIVE LOSS                  $   (132,088)   $   (179,027)   $   (235,672)   $   (105,489)
                                    ============    ============    ============    ============

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED                         $         --    $         --    $         --    $         --
                                    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING - BASIC AND
 DILUTED                              90,861,552      89,063,734      90,849,531      85,257,340
                                    ============    ============    ============    ============


    See accompanying notes to condensed consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                    2005          2004
                                                                 ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                                        $(244,112)    $(103,463)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                     26,660        16,876
  Amortization of loan costs                                         5,490            --
  Gain on extinguishment of debt, net                                   --      (243,800)
  Common stock issued for services                                   1,000           300
  Deferred equity based costs recognized                            47,266       168,547
  Financing costs - shares sold below market value                      --        48,258
  Cancellation of shares issued for services                            --       (15,000)
 Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable                       25,197       (13,705)
   Decrease in inventory                                            21,504        26,393
   Increase in deposit for inventory                               (22,500)           --
   (Decrease) increase in accounts payable and accrued
   expenses                                                        (17,905)       19,534
                                                                 ---------     ---------
     Net cash used in operating activities                        (157,400)      (96,060)
                                                                 ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in intangible assets                                     (11,000)      (20,750)
 Purchase of property and equipment                                 (1,305)       (5,447)
                                                                 ---------     ---------
     Net cash used in investing activities                         (12,305)      (26,197)
                                                                 ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                 --       183,940
 Advance received on common stock purchase                         189,550            --
 Principal payments on settlement payable                          (63,328)      (31,663)
 Proceeds from issuance of notes and loans payable                  32,900            --
 Advances received from stockholder                                 20,629            --
                                                                 ---------     ---------
     Net cash provided by financing activities                     179,751       152,277
                                                                 ---------     ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              8,440        (2,026)
                                                                 ---------     ---------

INCREASE IN CASH                                                    18,486        27,994

CASH - BEGINNING OF PERIOD                                          19,511        12,387
                                                                 ---------     ---------

CASH - END OF PERIOD                                             $  37,997     $  40,381
                                                                 =========     =========

Interest paid                                                    $   3,339     $   1,670
                                                                 =========     =========



    See accompanying notes to condensed consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      (A)   Basis of Presentation

      The accompanying condensed consolidated financial statements include the accounts of Torbay Holdings, Inc. and its wholly owned subsidiaries, Designer Appliances Limited and Designer Appliances, Inc. (collectively, the "Company"). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2004.

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

      (C)   Loss Per Share

      Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the six and three month periods ended June 30, 2005 and 2004 since the effect would be anti-dilutive. There were 25,700,000 and 4,200,000 common stock equivalents at June 30, 2005 and 2004, respectively.

      (D)   Stock Options and Warrants

      The Company accounts for its stock-based employee compensation plans using the intrinsic value based method, under which compensation cost is measured as the excess of the stock's market price at the grant date over the amount an employee must pay to acquire the stock. Stock options and warrants issued to non-employees are accounted for using the fair value based method, under which the expense is measured as the fair value of the security at the date of grant based on the Black-Scholes pricing model. The Company had 21,500,000 warrants outstanding at June 30, 2005, and none at June 30, 2004.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)

      (E)   Recent Accounting Pronouncements

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition.

      In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) is applicable for the Company effective the first interim period that starts after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that the impact may be significant to the company's future overall results of operations and financial position.

NOTE 2 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

      During the six months ended June 30, 2005, the Company received advances on a common stock purchase agreement. The gross amount of the advances was $200,000. Costs of $10,450 were deducted, resulting in net proceeds of $189,550. The costs have been deferred and will be applied against additional paid-in capital when the stock purchase is completed.

      In June 2005, the Company issued 100,000 shares of common stock, valued at $4,000, for services provided. Of the amount, $3,000 offset an outstanding payable, and the remaining $1,000 was charged to expense.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)

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

      During April 2004, the Company issued 161,050 shares of common stock to an officer to settle a payable to him of $9,663. The shares were issued at a discount to market value and the Company has recorded a loss on extinguishment of debt of $4,026 (see Note 5).

NOTE 3 INTANGIBLE ASSETS

      During the six months ended June 30, 2005 and 2004, the Company incurred costs of $11,000 and $20,750, respectively, for the development of new software applications.

      Amortization expense for the six months ended June 30, 2005 and 2004 was $22,183 and $13,180, respectively. Amortization expense for the three months ended June 30, 2005 and 2004 was $11,410 and $7,238, respectively. The amortization expense has been included in cost of sales.

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

NOTE 5 STOCKHOLDERS' DEFICIENCY

      During the six months ended June 30, 2005, the Company received advances on a common stock purchase agreement. The gross amount of the advances was $200,000. Costs of $10,450 were deducted, resulting in net proceeds of $189,550. The costs have been deferred and will be applied against additional paid-in capital when the stock purchase is completed. Closing of the transaction will occur upon the effectiveness of a registration statement registering the underlying shares. The purchase price of the shares to be issued will be the lesser of $0.04 or 50% of the average closing bid price on the 5 trading days either prior to closing or prior to the effectiveness of the registration statement. The purchaser will also be issued warrants exercisable into such number of shares equal to the aggregate investment amount divided by the purchase price. Half of these warrants will be exercisable at 110% of the purchase price and half will be exercisable at 150% of the purchase price. Upon the achievement of certain conditions, the Company may force the exercise of the warrants. The warrants will expire on December 31, 2008.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)

      During the six months ended June 30, 2005, the Company issued 2,090,000 shares of common stock as collateral for the loan described in Note 8. These collateral shares are not considered to be outstanding for loss per share calculations.

      In June 2005, the Company issued 100,000 shares of common stock, valued at $4,000, for services provided. Of the amount, $3,000 offset an outstanding payable, and the remaining $1,000 was charged to expense.

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

      The Company has deferred costs related to the issuance of options for services to be rendered through July 2005. During the six months ended June 30, 2005 and 2004, the Company has expensed $47,266 and $41,362, respectively, of these costs and $7,879 remains deferred at June 30, 2005.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)

NOTE 6 GOING CONCERN

      The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $244,112 and a negative cash flow from operations of $157,400 for the six months ended June 30, 2005 and a working capital deficiency of $436,305 and a stockholders' deficiency of $513,820 as of June 30, 2005. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds to finance its operations. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

      Management's plans to raise such funds include obtaining additional financing for which they are currently in negotiations with several financing institutions and increasing sales of the Quill computer mouse and related software products.

NOTE 7 ADVANCES PAYABLE - STOCKHOLDERS

      During February, 2005, an officer advanced $20,629 to the Company for working capital purposes. The advances are non-interest bearing and are repayable upon demand.

NOTE 8 LOAN PAYABLE

      During the six months ended June 30, 2005, the Company received loans totaling $32,900 from an individual for working capital purposes. The loans are non-interest bearing and are repayable upon demand. The Company has issued 2,090,000 shares of common stock as collateral for the loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Certain information contained in this Report are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). Factors set forth that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Report. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission. In addition, prior financial performance and customer orders are not necessarily indicative of the results that may be expected in the future and the Company believes that such comparisons cannot be relied upon as indicators of future performance. Additionally, the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The accompanying notes are an integral part of the condensed consolidated financial statements.

OVERVIEW

      We are a holding company for late-stage developmental, or early-stage commercial, companies with opportunities in niche markets. We currently own two subsidiaries, Designer Appliances Ltd., an inactive United Kingdom ("UK") company, and Designer Appliances, Inc., a Delaware corporation, and will actively seek additional and appropriate acquisitions, subject to the comments below. We have acquired valuable intellectual property rights including an exclusive license on proprietary software and a UK patent for a computer mouse that is thought to be beneficial to computer mice users with regards to the area of treatment and prevention of repetitive strain injury. The UK patent is the basis for further patent applications that may result in an expansion of the scope and geography of our current patent position. We have achieved what we believe are significant technical developments that will be patent protected, though there is no guarantee that such developments will proceed to a patent.

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

RESULTS OF OPERATIONS FOR THE 3 MONTHS ENDED JUNE 30, 2005 AND 2004

Gross Profit

      For the 3 months ended June 30, 2005, the Company generated revenue from sales of $76,285 compared to $82,527 for the 3 months ended June 30, 2004, a decrease of $6,242, or 7.6%. . Cost of sales were $23,384 for the 3 months ended June 30, 2005, compared to $23,689 for the 3 months ended June 30, 2004, a decrease of $305. Gross profit was $52,901 or 69.3%% of net revenues for the 3 months ended June 30, 2005 relative to $58,838 or 71.3% of net revenues for the 3 months ended June 30, 2004. All revenues were from sales of the Company's AirO2bic Mouse (pronounced aerobic) product and related system configurations, software and accessories.

      The decreases in the Company's revenues and cost of sales in the 3 months ended June 30, 2005 is attributable to the exhaustion of white mice inventory to fulfill orders in the quarter. The Company had planned its inventory of white mice based on its sales experience for such product in the United States. However, during the quarter, European customers placed relatively more orders for white mice product and there were less orders placed for black mice product than anticipated. The Company has increased production of its white AirO2bic Mouse in order to fulfill backlog and anticipates that as a result, revenues for the quarter ending September 30, 2005 will be positively impacted.

Operating Expenses

      Operating expenses decreased to $185,852 for the 3 months ended June 30, 2005 from $189,208 for the 3months ended June 30, 2004, a decrease of $3,356 or 1.8%. This was due to decreases in selling expenses and compensation paid which were partially offset by increases in professional fees and general and administration.

Other Income (Expenses)

      For the 3 months ended June 30, 2005 interest and financing costs were $4,279 compared to $49,941 for the 3 months ended June 30, 2004. The primary component of the 2004 expense was a financing cost attributable to common shares being sold below market value. There was no comparable expense in 2005.

Net Loss

      The Company incurred a net loss $137,230 for the 3 months ended June 30, 2005 relative to a net loss of $180,311 for the 3 months ended June 30, 2004. The reduction in the net loss between the two periods was primarily due to a reduction in finance charges resulting from the sale of common stock below market value in 2004.

RESULTS OF OPERATIONS FOR THE 6 MONTHS ENDED JUNE 30, 2005 AND 2004

Gross Profit

      For the 6 months ended June 30, 2005 the Company generated revenue of $171,865 compared to $159,537 for the 6 months ended June 30, 2004. Cost of sales was $48,431 for the 6 months ended June 30, 2005, compared to $45,732 for the 6 months ended June 30, 2004. Gross profit was 123,434 or 71.8% of net revenues for the six months ended June 30, 2005 relative to $113,805 or 71.3% of net revenues for the six months ended June 30, 2004.

Operating Expenses

      For the 6 months ended June 30, 2005, operating expenses increased $60,006 or 20.1% from $297,339 for the 6 months ended June 30, 2004 to $357,345 for the 6 months ended June 30, 2005. This was primarily due to a $37,303 increase in professional fees primarily relating to the preparation and filing of a registration statement relating to the resale of the Company's stock which the Company had agreed to file and a $24,103 increase in other general and administrative expense.

Other Income (expenses)

      The Company had total other income of $80,071 for the 6 months ended June 30, 2004 as a result of a gain on extinguishment of debt of $243,800 and $15,000 for cancellation of stock issued for consulting fees which was partially offset by interest and financing charges of $178,729. The Company had total other expenses of $10,201 for the 6 months ended June 30, 2005, all of which consisted of interest and financing costs.

Net Loss

      The Company incurred a net loss $244,112 for the 6 months ended June 30, 2005 relative to a net loss of $103,463 for the 6 months ended June 30, 2004, an increase of $140,649. The additional loss in the 6 months ended June 30, 2005 is attributable to the Company incurring $10,201 in other expenses as compared to having $80,071 in other income in the prior period, which in turn was the result of the Company recording a gain upon the extinguishment of debt in the 6 months ended June 30, 2004.

LIQUIDITY AND CASH POSITION

Operating Activities

      For the 6 months ended June 30, 2005 and the 6 months ended June 30, 2004, the Company used $157,400 and $96,060, respectively, to fund operating activities. The increase of $61,340 in the 6 months ended June 30, 2005 is due to various factors, both positive and negative, in various categories, including net gains on the extinguishment of debt and deferred equity based costs recognized during the 6 months ended June 30, 2004 and changes in inventory and accounts receivable and payable in the comparable 6-month period.

Investing Activities

      For the 6 months ended June 30, 2005 and June 30, 2004, the Company used $12,305 and $26,197, respectively, to fund investing activities. The decrease in cash used in investing activities in the 6 months ended June 30, 2005 was primarily due to a decrease in intangible costs relating to software development in the later period.

Financing Activities

      For the 6 months ended June 30, 2005 and June 30, 2004, the Company realized cash of $179,751 and $152,277, respectively, in connection with financing activities. The increase of $27,474 in the 6 months ended June 30, 2005 was primarily due to $189,550 of advances received on common stock purchases in 2005 as compared to proceeds of $183,940 received in 2004 on common stock issuances as well as, proceeds from notes and loans payable and advances from stockholders received in 2005 which were partially offset by increases in principal payments made in the 2005 period on a settlement.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Qualification

      For the six months ended June 30, 2005 the Company has a net loss of $244,112 and a negative cash flow from operations of $157,400, and as of June 30, 2005 the Company had a working capital deficiency of $436,305 and a stockholders' deficiency of $513,820. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds (the availability and sufficiency of which to support operation of the Company during the next 12 months is not assured) and achieve continued growth in sales. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management's plans include obtaining additional financing, increasing sales of the AirO2bic computer mouse and seeking to expand sales of related software products to be marketed under an Anti.Fatigue(TM) theme.

      The Company, including its subsidiaries, during its development stage incurred start-up costs, including administrative costs and research and development costs, while realizing limited operating revenue. Revenue commenced in late 2002 and has continued to grow to the point that the Company is now becoming less dependent upon funding its operations from the proceeds of sales of its securities and from loans. The retirement at the end of April 2005 of the debt resulting from the debenture settlement agreement has further reduced the cash burden upon the Company.

      The Company has had, though small relative to its costs of operations and maintaining its Securities Exchange Act of 1934 registration and OTC Bulletin Board listing, generally increasing sales and revenue through June 30, 2005 (although revenues slightly decreased in the quarter ended June 30, 2005 due to a lack of inventory to fulfill orders) obtained through direct marketing programs, via its website and indirectly through an increasing number of distributor/resellers who themselves have their own websites. Several strategic relationships are currently being explored, including an informal relationship with an ergonomic keyboard manufacturer.

      This strategy has been for the Company to develop product and brand recognition amongst the "professional ergonomic" industry ahead of investigating "niche" assistive technology markets in the broader retail sector of the computer peripheral business. The services of a sales consultant once retained are no longer employed.

      The Company has invested in a pilot-scale clinical study that is being conducted on its behalf. The study is to investigate the use of a clinical diagnostic test, called Nerve Conduction Velocity testing, to diagnose the condition called Carpal Tunnel Syndrome, as a monthly marker of the impact of the use of the AirO2bic mouse upon subjects with or without Carpal Tunnel Syndrome ("CTS"). This study is to establish the usefulness of any data that may be provided in tracking effects of the use of the AirO2bic mouse product. The Company believes that the early data supports the premise that monthly interval testing does provide such data.

      The Company continues its focus upon any opportunity to increase its sales to the U.S. Government following clarification that Section 508 Law does require computer mice to meet the prevailing standards. We have had ongoing discussions with partners who have established access to this market. As a result, our products have been listed under two GSA contracts with Unistar-Sparco and Kare Products. Kare Products has just established itself upon the GSA advantage product sites.

      In April 2005 we attended the Federal Offices Supplies Exposition in Washington, D.C. Our Virtually Hands Free mousing system was featured in a demonstration of certain of Hewlett Packard's products at their booth.

      Access to new markets necessarily requires partnership with organizations that have a presence and reputation within those sectors. The Company has developed an increasing reliance upon distributor/resellers. (This business is now in excess of 50% of the Company's sales.) The Company believes that there is great potential for reduction in costs of access to markets served by distributors and resellers in terms of time, employment of personnel and marketing. Reductions in gross margin may be necessary to achieve the pricing incentives required by the retail computer market. Existing distribution channels also showed seasonality in that a lower business activity was observed during main holiday season periods; most noticeably during the winter holiday period.

      At the end of 2002 the Company commenced production and shipment of its mouse product and has maintained a clear focus upon developing that business and has no plans to launch other products outside of the computer peripheral market at this time. It continues to seek to strengthen its intellectual property rights ("IPR") in the area of computer peripherals. To date the Company's IPR portfolio includes vacuum cleaner, fans, heaters and other intellectual property right bearing domestic appliances. The Company will remain focused on developing sales of its Mouse and Software related products and developing other "parallel" product technologies into products.

RECENT ACCOUNTING PRONOUNCEMENTS

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition.

      In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) is applicable for the Company effective the first interim period that starts after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that the impact may be significant to the company's future overall results of operations and financial position.

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

      Section 508 compliance has been a requirement of system purchases, typically large contracts over $2,500, since July, 2001 whereas
"Micropurchases"- purchases less than $2,500 and typically by credit card -- have been exempt from Section 508 compliance. This exemption expired on April 1, 2005, at which time making all purchases subject to Section 508 compliance.

      The Company was made aware by third parties that its products were no longer listed in the Section 508 website. We had not been advised of their removal and upon inquiry we were told that computer mice were not considered as requiring Section 508 compliance and that our listing, by then some 18 months, was erroneous.

      Following review by various bodies, at a meeting in December, 2004 the Company's interpretation of Section 508 law, that computer mice were subject to the standards, was confirmed and the Company's products were re-listed on the Buy Accessible section of the www.section508.gov website. Therefore in regards to computer mice and Section 508 there has been a positive determination by the GSA of the requirement for Section 508 compliance at both the standards and procurement levels. This is a first and our products are probably the first design innovation that crosses the compliant non-compliant divide.

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

COMPETITION

      It is the view of the Company's Board that all suppliers of computer mouse products are potential competition. Within that principle it can be considered that there exists direct competition, at this time considered to be companies marketing other niche or small scale Ergonomic Products, and indirect competition or mass-market retail competitors. The Company considers competition to be any other company that can potentially divert sales dollars away from those that could be spent on our products.

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

      The employment of an IPR strategy is considered, but not guaranteed, to act as a barrier to entry by other providers of computer mice. It is also considered that the market environment, in regards to the general lack of recognition by mouse manufacturers of health issues due to mouse product usage, precludes entries by established organizations who are outside of the directly competitive ergonomic sector. Their entry would likely raise more risk from the possible litigious consequence of launching a "health conscious product as, by inference, other and previous products could be viewed as "not health conscious". For example, Logitech, the largest mouse and keyboard manufacturer in the world is promoting a new keyboard product as having a "better design" that "enhances total comfort experience."

      Logitech stated "The information contained in this document is provided AS IS without warranty of any kind. Some experts believe that the use of any keyboard may cause serious injury to your hands, wrists, arms, neck or back. For important ergonomic information about setting up your computer workspace, please read our Comfort Guidelines, which can be found at www.logitech.com/comfort."

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

      Making accessibility options easier to discover and use will result in computers that are easier, more convenient, and more comfortable for computer users.

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

      Revenues generated by sales of the AirO2bic mouse and related products, where possible, will be used to further develop mouse product sales until a cash flow positive, and profit positive position, can be established at sustainable levels, thus allowing the Company to access bank financing, and thereby reducing the extent to which the Company must rely on other sources of external financing. In the absence of sales, the estimated amount of working capital that the Company will need, to expand the commercialization and distribution over the next year of mouse and related products at minimum planned operational levels, is approximately $500,000. Such amount would be up to $2 million to achieve accelerated market penetration. There are no anticipated acquisitions of additional subsidiaries during the next 12-month period.

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

o Introduced in 2003: Nib Trial version: This is a 30-day active version of Nib software which is freely downloaded from the Company's www.aerobicmouse.com website.

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

O In November 2004 the E-Quill-AirO2bic product was introduced that provided customers with a color choice option that in management's opinion matches current system sales trends of Black or White.

The Assistive Web site will be focused upon generating income from large corporations such as banks, search engines, web retailers, assistive technology websites and other high traffic websites. Pricing on this product has yet to be established and no income from either of these websites can be anticipated as yet.

Marketing is a dynamic that must take advantage of opportunities when they are recognized. Consequently the SooToSee and SoTooSpeak developments described below are on hold and will be continued later and incorporated as modules into a new range of Anti.Fatigue(TM) Software (discussed below).

o Planned for introduction in the third quarter of 2005. Brakemoor(TM) AntiFatigue Software: We have identified what we believe is a broad market opportunity of which the SooToSee and SooToSpeak product concepts will be a part. We believe that many of the issues of prevention of fatigue related injuries such as Carpal Tunnel Syndrome and Repetitive Strain Injuries can be minimized, if not eliminated, by adequate work fatigue management, which includes hardware products such as the AirO2bic Mouse.

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

      On an on-going basis, we re-evaluate our estimates, including those related to intangible assets, the allowance for doubtful accounts, equity based compensation and litigation. We base our estimates on experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls And Procedures

      Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, in consultation with our other members of management and advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report pursuant to Rule 15d-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting him in a timely manner to information relating to the Company required to be disclosed in this report.

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

      In connection with their review of our financial statements as of March 31, 2005 and for the three months then ended our independent auditors identified that our accounts receivable were overstated at December 31, 2004. We subsequently reevaluated our accounts receivable and recorded an adjustment. The auditors advised us that this adjustment reflected a significant deficiency in our accounting systems. During the three months ended June 30, 2005 we implemented an automatic sales order processing system which we believe has cured the deficiency noted by our auditors.

      There were no other changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.


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

      During the quarter ended June 30, 2005 we did not sell any equity securities.

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

Date: August 10, 2005