Form 10QSB
period 2005-09-30
TORBAY HOLDINGS INC
filed 2005-11-14
CIK 1078724

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                                   (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from _________ to _________

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The Company had 95,727,376 shares of common stock outstanding as of November 10, 2005.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes |_| No |X|

                                      INDEX

                                                                        Page No.

PART 1 - FINANCIAL INFORMATION

Condensed consolidated balance sheet as of September 30, 2005 (unaudited)....  3

Condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2005 and 2004 (unaudited)..  4

Condensed consolidated statements of cash flows for the nine months ended
September 30, 2005 and 2004 (unaudited) .....................................  5

Notes to condensed consolidated financial statements as of September 30,
2005 and 2004 (unaudited) ...................................................  6

Item 2.  Management's Discussion and Analysis or Plan of Operation .......... 10

Item 3.  Controls and Procedures ............................................ 23

PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................. 24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ........ 24

Item 3.  Defaults Upon Senior Securities .................................... 24

Item 4.  Submission of Matters to a Vote of Security Holders ................ 25

Item 5.  Other Information .................................................. 25

Item 6.  Exhibits  .......................................................... 25

Signatures................................................................... 26

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
 Cash                                                               $    14,056
 Accounts receivable                                                     84,687
 Inventory                                                               39,381
                                                                    -----------
     Total Current Assets                                               138,124
                                                                    -----------

PROPERTY AND EQUIPMENT - NET                                             16,545
                                                                    -----------

OTHER ASSETS
 Intangible assets - net                                                 73,659
 Deposits                                                                 6,795
 Deferred charges                                                        10,450
                                                                    -----------
     Total Other Assets                                                  90,904
                                                                    -----------

TOTAL ASSETS                                                        $   245,573
                                                                    ===========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                              $   255,974
 Advances payable - stockholders and related parties                     89,503
 Loan payable                                                            32,900
 Notes payable                                                          107,800
                                                                    -----------
     Total Current Liabilities                                          486,177
Advance received for sale of common stock                               200,000
                                                                    -----------
Total Liabilities                                                       686,177
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.0001 par value, 20,000,000 shares
   authorized, 420,000 issued and outstanding                                42
 Common stock, $.0001 par value, 100,000,000 shares authorized,
   95,727,376 shares issued and 93,637,376 shares outstanding             9,364
 Common stock to be issued (500,000 shares)                                  50
 Additional paid-in capital                                           4,887,860
 Accumulated deficit                                                 (5,319,579)
 Accumulated other comprehensive loss                                   (18,341)
                                                                    -----------
TOTAL STOCKHOLDERS' DEFICIENCY                                         (440,604)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $   245,573
                                                                    ===========

     See accompanying notes to condensed consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                       For the Three    For the Three    For the Nine     For the Nine
                                                       Months Ended     Months Ended     Months Ended     Months Ended
                                                       September 30,    September 30,    September 30,    September 30,
                                                           2005             2004             2005             2004
                                                       -------------    -------------    -------------    -------------
SALES, NET                                              $    127,543     $     37,887     $    299,408     $    197,424

COST OF SALES                                                 26,092           18,961           74,523           64,693
                                                        ------------     ------------     ------------     ------------

GROSS PROFIT                                                 101,451           18,926          224,885          132,731
                                                        ------------     ------------     ------------     ------------

OPERATING EXPENSES
 Selling                                                      33,046           21,800          102,985           95,112
 Consulting fees                                                  --               --               --            6,300
 Professional fees                                            13,815           16,037          106,931           71,850
 Compensation                                                 19,711           29,399           70,994           72,409
 Other general and administrative                             73,230           57,403          216,237          176,307
                                                        ------------     ------------     ------------     ------------
       Total operating expenses                              139,802          124,639          497,147          421,978
                                                        ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                                         (38,351)        (105,713)        (272,262)        (289,247)
                                                        ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE)
 Interest and financing costs, net                               779           (3,423)          (9,422)        (182,152)
 Gain on extinguishment of debt, net                              --               --               --          243,800
 Cancellation of stock issued for consulting fees                 --               --               --           15,000
                                                        ------------     ------------     ------------     ------------
       Total other income (expense)                              779           (3,423)          (9,422)          76,648
                                                        ------------     ------------     ------------     ------------

NET LOSS                                                     (37,572)        (109,136)        (281,684)        (212,599)

OTHER COMPREHENSIVE INCOME/(LOSS)
 Foreign currency translation income (loss)                    2,909              551           11,349           (1,475)
                                                        ------------     ------------     ------------     ------------

COMPREHENSIVE LOSS                                      $    (34,663)    $   (108,585)    $   (270,335)    $   (214,074)
                                                        ============     ============     ============     ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED           $         --     $         --     $         --     $         --
                                                        ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
 - BASIC AND DILUTED                                      91,817,811       89,443,596       91,175,838       86,662,944
                                                        ============     ============     ============     ============

     See accompanying notes to condensed consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                                  2005          2004
                                                                                ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                                                       $(281,684)    $(212,599)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                    40,321        27,974
  Amortization of loan costs                                                        6,863           650
  Gain on extinguishment of debt, net                                                  --      (243,800)
  Common stock issued for services                                                  1,000           300
  Deferred equity based costs recognized                                           55,145       192,180
  Financing costs - shares sold below market value                                     --        48,258
  Cancellation of shares issued for services                                           --       (15,000)
 Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                    (48,476)        3,295
    (Increase) decrease in inventory                                              (14,282)       34,362
    Increase in deposit for inventory                                                  --       (19,000)
    (Decrease) increase in accounts payable and accrued expenses                  (66,054)       26,818
                                                                                ---------     ---------
       Net cash used in operating activities                                     (307,167)     (156,562)
                                                                                ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in intangible assets                                                    (11,000)      (26,750)
 Purchase of property and equipment                                                (1,305)       (5,447)
                                                                                ---------     ---------
       Net cash used in investing activities                                      (12,305)      (32,197)
                                                                                ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                           100,000       186,940
 Advance received for sale of common stock                                        189,550        50,000
 Principal payments on settlement payable                                         (63,328)      (79,158)
 Proceeds from issuance of notes and loans payable                                 32,900        52,020
 Loan and stock subscription costs                                                     --       (10,200)
 Advances received from stockholder and related party                              45,629            --
 Repayment of advances received from stockholder and related party                 (2,083)           --
                                                                                ---------     ---------
       Net cash provided by financing activities                                  302,668       199,602
                                                                                ---------     ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            11,349        (1,475)
                                                                                ---------     ---------

(DECREASE) INCREASE IN CASH                                                        (5,455)        9,368

CASH - BEGINNING OF PERIOD                                                         19,511        12,387
                                                                                ---------     ---------

CASH - END OF PERIOD                                                            $  14,056     $  21,755
                                                                                =========     =========

Interest paid                                                                   $   3,339     $   4,175
                                                                                =========     =========

     See accompanying notes to condensed consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      (A) Basis of Presentation

      The accompanying condensed consolidated financial statements include the accounts of Torbay Holdings, Inc. and its wholly owned subsidiaries, Designer Appliances Limited and Designer Appliances, Inc. (collectively, the "Company"). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2004.

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

      (C) Loss Per Share

      Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the nine and three month periods ended September 30, 2005 and 2004 since the effect would be anti-dilutive. There were 22,700,000 and 5,200,000 common stock equivalents at September 30, 2005 and 2004, respectively.

      (D) Stock Options and Warrants

      The Company accounts for its stock-based employee compensation plans using the intrinsic value based method, under which compensation cost is measured as the excess of the stock's market price at the grant date over the amount an employee must pay to acquire the stock. Stock options and warrants issued to non-employees are accounted for using the fair value based method, under which the expense is measured as the fair value of the security at the date of grant based on the Black-Scholes pricing model. The Company had 18,500,000 warrants outstanding at September 30, 2005, and 1,000,000 at September 30, 2004.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

NOTE 2 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

      During the nine months ended September 30, 2005, the Company received advances on a common stock purchase agreement. The gross amount of the advances was $200,000. Costs of $10,450 were deducted, resulting in net proceeds of $189,550. The costs have been deferred and will be applied against additional paid-in capital when the stock purchase is completed.

      In June 2005, the Company issued 100,000 shares of common stock, valued at $4,000, for services provided. Of the amount, $3,000 offset an outstanding payable, and the remaining $1,000 was charged to expense.

      During the nine months ended September 30, 2004, the Company reached a settlement to retire its remaining 12% convertible debentures aggregating $507,750 and related accrued interest of $92,057 in exchange for the issuance of 6,000,000 shares of common stock having a fair value of $162,000, and $200,000 in cash, payable in twelve monthly installments of $16,667, with a present value of $189,981, commencing May 1, 2004. Accordingly, the Company has recorded a gain of $247,826 related to the extinguishment (see Note 4).

      In February 2004, the Company granted options to purchase an aggregate of 5,000,000 shares of common stock to two individuals in exchange for services to be rendered through August 1, 2005. The fair value of these options was $112,240. This amount has been amortized over the life of the services agreement (see Note 5).

      During April 2004, the Company issued 161,050 shares of common stock to an officer to settle a payable to him of $9,663. The shares were issued at a discount to market value and the Company has recorded a loss on extinguishment of debt of $4,026 (see Note 5).

NOTE 3 INTANGIBLE ASSETS

      During the nine months ended September 30, 2005 and 2004, the Company incurred costs of $11,000 and $26,750, respectively, for the development of new software applications. Amortization expense for the nine months ended September 30, 2005 and 2004 was $33,594 and $22,090, respectively.

      Amortization expense for the three months ended September 30, 2005 and 2004 was $11,410 and $8,910, respectively. The amortization expense has been included in cost of sales.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE 4 12% CONVERTIBLE DEBENTURES

      On February 17, 2004, the Company and the debenture holders entered into a Redemption and Settlement Agreement and Mutual General Release (the "Settlement"). In accordance with the Settlement, all of the outstanding debentures and related warrants were redeemed by the Company. The Company issued 6,000,000 shares of common stock having a fair value of $162,000, to the debenture holders, and agreed to pay $200,000 in cash in twelve monthly installments of $16,667 commencing May 1, 2004. The Company has recorded a gain of $247,826 related to the extinguishment.

NOTE 5 STOCKHOLDERS' DEFICIENCY

      During the nine months ended September 30, 2005, the Company received advances on a common stock purchase agreement. The gross amount of the advances was $200,000. Costs of $10,450 were deducted, resulting in net proceeds of $189,550. The costs have been deferred and will be applied against additional paid-in capital when the stock purchase is completed. Closing of the transaction will occur upon the effectiveness of a registration statement registering the underlying shares. The purchase price of the shares to be issued will be the lesser of $0.04 or 50% of the average closing bid price on the 5 trading days either prior to closing or prior to the effectiveness of the registration statement. The purchaser will also be issued warrants exercisable into such number of shares equal to the aggregate investment amount divided by the purchase price. Half of these warrants will be exercisable at 110% of the purchase price and half will be exercisable at 150% of the purchase price. Upon the achievement of certain conditions, the Company may force the exercise of the warrants. The warrants will expire on December 31, 2008.

      During the nine months ended September 30, 2005, the Company issued 2,090,000 shares of common stock as collateral for the loan described in
      Note 8. These collateral shares are not considered to be outstanding for loss per share calculations.

      In June 2005, the Company issued 100,000 shares of common stock, valued at $4,000, for services provided. Of the amount, $3,000 offset an outstanding payable, and the remaining $1,000 was charged to expense.

      In July 2005, the Company issued 200,000 shares of common stock for proceeds of $10,000.

      In September 2005, the Company issued 3,000,000 shares of common stock upon exercise of warrants, and received proceeds of $90,000.

      During February and March 2004, the Company issued 6,000,000 shares of common stock in connection with the retirement of its 12% convertible debentures payable described in Note 4.

      In February 2004, the Company granted options to purchase an aggregate of 5,000,000 shares of common stock to two individuals in exchange for services to be rendered through August 1, 2005. The options had an exercise price of $.008 per share and had a life of ninety days from grant date. The fair value of these options was $112,240 and this amount has been amortized over the life of the services agreement (seventeen months). The value was determined using the Black-Scholes option pricing model in accordance with SFAS 123 with the following assumptions: dividend yield of zero, expected volatility of 178%, risk-free interest rate of 3.5% and an expected life of three months. The options were exercised in February 2004 and cash proceeds of $40,000 were received by the Company.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

      The Company deferred costs related to the issuance of options for services to be rendered through July 2005. During the nine months ended September 30, 2005 and 2004, the Company has expensed $55,145 and $64,995, respectively, of these costs, with no remaining deferral at September 30, 2005.

NOTE 6 GOING CONCERN

      The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $281,684 and a negative cash flow from operations of $307,167 for the nine months ended September 30, 2005 and a working capital deficiency of $348,053 and a stockholders' deficiency of $440,604 as of September 30, 2005. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds to finance its operations. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

      Management's plans to raise such funds include obtaining additional financing for which they are currently in negotiations with several financing institutions and increasing sales of the Quill computer mouse and related software products.

NOTE 7 ADVANCES PAYABLE - STOCKHOLDERS AND RELATED PARTIES

      During February 2005, an officer advanced $20,629 to the Company for working capital purposes. The advances are non-interest bearing and are repayable upon demand.

      During August 2005, the wife of an officer advanced $25,000 to the Company for working capital purposes. The advance will be repaid over twelve months, with monthly payments of $2,083 commencing September 2005.

NOTE 8 LOAN PAYABLE

      During the nine months ended September 30, 2005, the Company received loans totaling $32,900 from an individual for working capital purposes. The loans are non-interest bearing and are repayable upon demand. The Company has issued 2,090,000 shares of common stock as collateral for the loan.

NOTE 9 SUBSEQUENT EVENTS

      On October 18, 2005 the Company filed an amendment to its articles of incorporation increasing the number of authorized common shares to 250,000,000.

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

RESULTS OF OPERATIONS FOR THE 3 MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Gross Profit

      For the 3 months ended September 30, 2005, the Company generated revenue from sales of $127,543 compared to $37,887 for the 3 months ended September 30, 2004, an increase of $89,656, or 237%. Cost of sales were $26,092 for the 3 months ended September 30, 2005, compared to $18,961 for the 3 months ended September 30, 2004, an increase of $7,131. Gross profit was $101,451 or 79.5% of net revenues for the 3 months ended September 30, 2005 relative to $18,926 or 50% of net revenues for the 3 months ended September 30, 2004. The increase in gross profit as a percentage of sales represents the impact of lower costs per unit and increased sales relative to fixed costs of software amortization that are included in costs of sales. All revenues were from sales of the Company's AirO2bic Mouse (pronounced aerobic) product and related system configurations, software and accessories.

      The increase in the Company's revenues and cost of sales in the 3 months ended September 30, 2005 resulted from the shipment of backlog and ongoing sales. A backlog situation for white left handed mice existed at September 30, 2005 which the Company anticipates will be satisfied in the fourth fiscal quarter by a manufacturing order that has been placed.

Operating Expenses

      Operating expenses increased to $139,802 for the 3 months ended September 30, 2005 from $124,639 for the 3 months ended September 30, 2004, an increase of $15,163 or 12.2%. The variance was comprised of increases in selling expenses and general and administrative expenses partially offset by a decrease in professional fees and compensation paid.

Other Income (Expenses)

      For the 3 months ended September 30, 2005 interest and financing costs were $779 in income compared to an expense of $3,423 for the 3 months ended September 30, 2004.

Net Loss

      The Company incurred a net loss $37,572 for the 3 months ended September 30, 2005 relative to a net loss of $109,136 for the 3 months ended September 30, 2004. The reduction in the net loss between the two periods was primarily due to higher gross profit in the quarter ended September 30, 2005 which were only partially offset by higher operating expenses.

RESULTS OF OPERATIONS FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Gross Profit

      For the 9 months ended September 30, 2005 the Company generated revenue of $299,408 compared to $197,424 for the 9 months ended September 30, 2004. Cost of sales was $74,523 for the 9 months ended September 30, 2005, compared to $64,693 for the 9 months ended September 30, 2004. Gross profit was $224,885 or 75.1% of net revenues for the 9 months ended September 30, 2005 relative to $132,731 or 67.2% of net revenues for the 9 months ended September 30, 2004. The increase in gross profit as a percentage of sales represents the impact of lower costs per unit and increased sales relative to fixed costs of software amortization that are included in costs of sales.

Operating Expenses

      For the 9 months ended September 30, 2005, operating expenses increased $75,169 or 17.8% from $421,978 for the 9 months ended September 30, 2004 to $497,147 for the 9 months ended September 30, 2005. This was primarily due to an increase in professional fees of $35,081 and an increase in other general and administrative expense of $39,930.

Other Income (expenses)

      The Company had total other expense of $9,422 for the 9 months ended September 30, 2005 compared to income of $76,648 for the 9 months ended September 30, 2004, which resulted from a gain on extinguishment of debt of $243,800 and $15,000 for cancellation of stock issued for consulting fees which was partially offset by interest and financing charges of $182,152.

Net Loss

      The Company incurred a net loss $281,684 for the 9 months ended June 30, 2005 relative to a net loss of $212,599 for the 9 months ended September 30, 2004, an increase in the loss of $69,085. The additional loss in the 9 months ended September 30, 2005 is attributable to a net negative differential in other Income/Expense of $86,070 partially offset by a lesser loss from operations in 2005.

LIQUIDITY AND CASH POSITION

Operating Activities

      For the 9 months ended September 30, 2005 and 2004, the Company used $307,167 and $156,562, respectively, to fund operating activities. The increased use of cash of $150,605 in the 9 months ended September 30, 2005 is due to various factors, both positive and negative, in various categories, the greatest impact on variance being net gains on the extinguishment of debt and deferred equity based costs recognized during the 9 months ended September 30, 2004 and an increase in accounts receivable and a decrease in accounts payable in the 9 months ended September 30, 2005.

Investing Activities

      For the 9 months ended September 30, 2005 and 2004, the Company used $12,305 and $32,197, respectively, to fund investing activities. The decrease in cash used in investing activities in the 9 months ended September 30, 2005 was due to a decrease in intangible costs relating to software development and lesser capital purchasing during the period.

Financing Activities

      For the 9 months ended September 30, 2005 and 2004, the Company realized cash of $302,668 and $199,602, respectively, in connection with financing activities. The increased proceeds of cash of $103,066 in the 9 months ended September 30, 2005 was primarily due to $289,550 received for common stock sales in 2005 as compared to $236,940 received in 2004 for common stock sales and $45,629 received in 2005 for an advance from a related party.

      On September 13, 2005, the stockholders of the Company approved an amendment to the Certificate of Incorporation of the Company to increase the authorized shares of common stock of the Company from 100 million to 250 million. The amendment will enable the Company to issue additional equity securities in connection with financings.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Qualification

      For the 9 months ended September 30, 2005, the Company has a net loss of $281,684 and a negative cash flow from operations of $307,167, and as of September 30, 2005 the Company had a working capital deficiency of $348,053 and a stockholders' deficiency of $440,604. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds (the availability and sufficiency of which to support operations of the Company during the next 12 months is not assured) and achieve continued growth in sales. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management's plans include obtaining additional financing, increasing sales of the AirO2bic computer mouse and seeking to expand sales of related software products to be marketed under an Anti.Fatigue(TM) theme.

      The Company, including its subsidiaries, during its development stage incurred start-up costs, including administrative costs and research and development costs, while realizing limited operating revenue. The retirement at the end of April 2005 of the debt resulting from the debenture settlement agreement has further reduced the cash burden upon the Company.

      The Company has had, though small relative to its costs of operations and maintaining its Securities Exchange Act of 1934 registration and OTC Bulletin Board listing, generally increasing sales and revenue through September 30, 2005 obtained through direct marketing programs, via its website and indirectly through an increasing number of distributor/resellers who themselves have their own websites. Several strategic relationships are currently being explored, including an informal relationship with an ergonomic keyboard manufacturer.

      The strategy has been for the Company to develop product and brand recognition amongst the "professional ergonomic" industry ahead of investigating "niche" assistive technology markets in the broader retail sector of the computer peripheral business.

      The Company invested in a pilot-scale clinical study that is being conducted on its behalf. The study is to investigate the use of a clinical diagnostic test, called Nerve Conduction Velocity testing, to diagnose the condition called Carpal Tunnel Syndrome, as a monthly marker of the impact of the use of the AirO2bic mouse upon subjects with or without Carpal Tunnel Syndrome ("CTS"). This study is to establish the usefulness of any data that may be provided in tracking effects of the use of the AirO2bic mouse product. The Company believes that the data this study has generated supports the premise that the use of nerve conduction velocity testing may be used as a marker for establishing symptomatic levels of Carpal Tunnel Syndrome and that after 3 months of use of the Company's AirO2bic mouse product, there had been a positive impact upon nerve conduction velocity in all subjects studied.

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

      In September 2004 the Company exhibited its products at the Section 508 focused "IDEAS" conference in Washington DC and also officially launched its Brakemoor(TM) Anti.Fatigue(TM) software product.

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

Marketing is a dynamic that must take advantage of opportunities when they are recognized. Consequently the SooToSee and SooToSpeak developments described below are on hold and will be continued later and incorporated as modules into a new range of Anti.Fatigue(TM) Software (discussed below).

o Introduced in the third quarter of 2005. Brakemoor(TM) Anti.Fatigue(TM)
Software: We have identified what we believe is a broad market opportunity of which the SooToSee and SooToSpeak product concepts, subject to market review and development, will be a part. We believe that many of the issues of prevention of fatigue related injuries such as Carpal Tunnel Syndrome and Repetitive Strain Injuries can be minimized, if not eliminated, by adequate work fatigue management, which includes hardware products such as the AirO2bic Mouse. Brakemoor(TM) was launched in two program forms, Brakemoor per se, a fully functional (no advertising) program and BrakemoorShare(TM) a more limited function program that includes sponsored advertisement during the break session. Physiological fatigue occurs as a result of metabolic activity that exhausts substrates and generates toxic byproducts. Brakemoor allows the user to determine their own fatigue point by awareness and then has a patent pending process of Re-Aeration, Relaxation and Recovery. Brakemoor uniquely at this time applies these 3 stages compared to competitive products that typically have an exercise step only as the break interlude. A Swedish Advisory Group called Procrid (Prevention of muscle disorders in Operation of Computer Input Devices) concluded that:

"Breaks from computer work must be frequent and allow for mental relaxation. Operators must be educated how to achieve full mental and muscular relaxation."

Sponsorship initiatives are underway to enhance the potential for distribution of the BrakemoorShare(TM) product, which the Company hopes will in turn assist in the promotion of the Company's Anti.Fatigue(TM) strategy and thereby provide additional marketing exposure for all the Company's products, both hardware and software.

Media versions (video and audio) of Brakemoor(TM) are planned for release in the quarter ending December 31, 2005 to extend the coverage of that product to personal and portable media players. The Company intends to seek patent protection for the Brakemoor(TM) process of Re-Aeration, Relaxation and Recovery.

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

MICROSOFT ASSISTIVE TECHNOLOGY VENDOR PROGRAM (MATVP)

      Designer Appliances Inc. was recently enrolled into the MATvp program. The primary purpose of this program is to decrease the time from development to market for assistive technology products. Quarterly meetings are held with Microsoft. During the quarter ended September 30, 2005 we received the Beta 1 version Microsoft's new operating system, project Longhorn, now called Vista. Initial testing of the operating system on our products showed full hardware compatibility and the need for only minor adaptations of our products to achieve functionality with the system.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the quarter ended September 30, 2005 we did not sell any equity securities in transactions that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), except that on July 18, 2005 the Company issued to one person an aggregate of 200,000 shares of common stock for a purchase price of $10,000. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held a special meeting of stockholders on September 13, 2005. At the meeting the stockholders of the Company voted to amend the Certificate of Incorporation of the Company to increase the authorized number of shares of common stock from 100 million to 250 million. The result of the vote was:

For                        Against                   Abstain

65,912,231                 2,699,737                 136,000

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

Date: November 14, 2005