Form 10KSB
period 2005-12-31
TORBAY HOLDINGS INC
filed 2006-04-28
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.|_|

      Revenues for the issuer's fiscal year ended December 31, 2005 were $343,478.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days: $274,175 based on the closing price of the Company's common stock on April 13, 2006 of $0.025 per share.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The Company had 131,674,439 shares of common stock outstanding as of April 13, 2006.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

      We are a holding company for late-stage development, or early-stage commercial companies with opportunities in niche markets. We have acquired what we believe to be valuable intellectual property rights, including an exclusive license on proprietary software and a United Kingdom patent for a computer mouse that we believe to be beneficial to computer mice users with regard to treating and preventing repetitive strain injury. We sell and market the Quill Mouse computer mouse and software. Our products are designed to justify a premium price in the upper and certain niche sectors of our markets. Our management believes that they have identified several products, including the AirO2bic (formerly, the Quill) "Grip-less" Mouse and Nib "Click-less" software, in an under exploited opportunity in the computer, household and domestic appliances markets. Because of our precarious financial condition and limited capital resources, we are currently limiting our operations to the production and sale of the AirO2bic Mouse and related software. However, when and if our financial condition warrants it, we plan to acquire controlling interests in late-stage development or early-stage commercial companies, with opportunities in niche markets.

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

Products

      AirO2bic Computer Mouse and Nib, McNib & Brakemoor Software

      Our two main product areas are a computer mouse which we market under the name AirO2bic Mouse and software, including Nib software for PC's, McNib software for Macintosh computers and Brakemoor anti-fatigue software. The AirO2bic Mouse is a "grip-less" computer mouse which allows the user to move a cursor to any point on the screen without having to grip the mouse with the muscles of the hand. The AirO2bic Mouse design maintains the hand in a "functional neutral" position, one in which the muscles of the hand are kept under a constant, but reduced tension, allowing for normal blood flow and resulting in less fatigue. We believe that no comparable product is not offered by any other company.

      The Nib/McNib Software AirO2bic enables the user to operate any mouse or input device without having to click mouse or device buttons. This helps reduce the mechanical burden of pressing mouse buttons. A combination of our mouse and software is bundled together as the "VHF system" (virtually hands free) to allow the user to control the cursor through minimal use of the fingers muscles of the hand. The Virtually Hands Free mousing system allows for conventional mousing techniques without the need for muscle activity forward of the elbow. This enables those with reduced dexterity of most kinds to be able to use the full features of their software, including and especially an easier and fuller Internet experience. With the VHF System, upper arm muscles are used to move and point the mouse. There is no need to grip or click. Some persons with tremors may find that they can avoid unintentional clicking, since using the VHF System they are able to maneuver without fingers being in close proximity to mouse buttons.

      The AirO2bic Mouse will help to alleviate the strain of computer mouse usage by untwisting the wrist and avoiding what is called static posture. This is when a constant grip is maintained, the excessive use of which is now reported as correlating with computer mouse related injuries. We believe that in many cases the VHF System can break the cycle of a user receiving therapy and then returning to work to perform a task, like mousing, that is likely to negate or delay the impact of the benefits of the treatment just received. We believe that with our products many people can heal sooner, saving pain and money.

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

      We are continuing to develop our software product range and introduced in December 2005 Brakemoor Anti-Fatigue software. Brakemoor calls up a break that then seeks to de-fatigue by re-aerating users, relaxing them and then allowing them to re-equilibrate their muscle biochemistry. This is a patent pending technique which we believe is unlike any other break timer software available in the market today. It applies what are called the 3 R's of Anti-Fatigue(TM), Re-Aeration, Relaxation and Recovery. This is an orchestrated process that recognizes and deals with fatigue at the physiological level. We believe that dealing with fatigue in this way is as important as tool design as a user may be able to use more fatigue inducing tools if the user is prepared to stop and take a break more often.

      A free shareware version called BrakemoorShare is downloadable from the www.brakemoor.com website. This version has limited functionality in terms of relaxation modes and break detection software compared to the purchase version of Brakemoor which currently sells at $49.95. BrakemoorShare also periodically displays advertising for the Company's other products and also for the operator of the weatherbug.com website which provides a cross link from its website to the Brakemoor website. We are seeking other cross linking arrangements and to eventually use our product websites for paid advertising.

      We believe that Brakemoor software can help manage injuries typically associated with using a computer mouse such as cumulative trauma disease or repetitive strain injury and carpal tunnel syndrome.

      PROCID (PRevention of muscle disorders in Operation of Computer Input Devices) was a European Concerted Action, ending in March 2001, that for three years brought ten research organizations from Denmark, Italy, Sweden and Switzerland together to carry out research on muscle disorders in the upper extremities from computer work. One specific aim of the three-year activity was to present the results of the research activities in such a way that they could be of practical help to end-users in preventing computer-related muscle disorders from developing. The result is a set of six recommendations aimed towards operators and employers, as well as manufacturers of computer equipment. The recommendations are scientifically based and should be considered as supplementary to existing guidelines.

      PROCID's fourth recommendation states:

      "Breaks from computer work must be frequent and allow for mental relaxation. Operators must be educated how to achieve full mental and muscular relaxation."

      Brakemoor software suite will extend fatigue management and make recommendations as to how users might seek to alleviate observed sensations in specific limb zones by offering a series of relaxation steps that heighten user awareness to the possibility of developing soreness or potential for injury.

      Since 2002 we have introduced the following additional new products:

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

O In November 2004 the E-Quill-AirObic product was introduced that provided customers with a color choice option that in the management's opinion matches current system sales trends of Black or White. The product was renamed in 2005 to be called simply the AirO2bic mouse.

Section 508 Amendments to the 1998 Rehabilitation Act

      The General Services Administration ("GSA") implemented a program that sets standards for information technology so as to make such technology accessible to those with special needs. The standards are applied under what is called Section 508, which are described in full at www.section508.gov details pertaining to our products can be found at www.aeerobicmouse.com under the heading GSA Section 508.

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

      Another market sector that is sought to be addressed is the so called Baby Boomers, those individuals born between 1946 and 1964, who are numerically large in number, when considered as a single market and are now experiencing the gradual deterioration of limbs and sensors as is commensurate with their age. A survey commissioned by the Microsoft Corp. (www.microsoft.com/enable/research) suggests that approximately 30 million individuals in the U.S. could benefit from dexterity enhancing technology such at ours. We believe the following scientific developments are of significance to our business:

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

      The initial results from 2 studies performed at Temple University, in Philadelphia Pennsylvania, so far indicate clearly definable and potentially adverse changes in the pathology of the bones and tissues of laboratory rats studied. The researchers attribute these changes to repetitive reaching and grasping (gripping) movements and their pathological analysis has observed significant and, in their view, detrimental changes in histology and immunology. The results are early research, on non-human subjects, using analyses that cannot, by their invasive nature, be performed on live human subjects.

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


Intellectual Property

      We hold a United Kingdom utility patent (No. BG2328496) on the AirO2bic Mouse and has applied for a U.S. patent on this product and patent applications have now been extended out into further geographies.

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

Risks Related to Our Business:

We have had losses since our inception. Although our loss for the year ended December 31, 2005 was less than that for the same period in 2004, there still is a significant risk we may never become profitable.

      We had a net loss of $555,070 for the fiscal year ended December 31, 2005 relative to a net loss of $1,127,727 for the fiscal year ended December 31, 2004. Sales revenues year on year were flat, but our net loss decreased in 2005 from 2004, primarily as a result of a reduction in interest and financing costs.

There is uncertainty as to our continuation as a going concern.

      Our audited financial statements for the year ended December 31, 2005 reflect a net loss of $555,070, a working capital deficiency of $296,250 and a stockholders' deficiency of $208,578. These results and conditions raise substantial doubt about our ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital are not tapped to meet our working capital needs. Our ability to continue our operations, in the absence of significantly increased revenues from sales and a resulting positive cash flow, is dependent upon receiving sufficient additional equity and/or debt financing. If we continue to incur losses and fail in obtaining additional funding, we may not be able to fund continuing business operations, which could lead to the curtailment or closure of some or all of our operations.

Funding for our capital needs is not assured, and we may have to curtail our business if we cannot find adequate funding.

      During the year ended December 31, 2005 we received a $200,000 advance on a common stock purchase agreement, $105,000 upon the exercise of warrants to purchase an aggregate of 6,500,000 shares of our common stock (an additional $20,000 on account of such warrant exercise was received in 2006), a $20,629 advance from one of our directors and officers, which we later agreed to convert into 697,083 shares of our common stock and a $25,000 loan from the wife of one of our directors. We currently have no legally binding commitments with any third parties to obtain any material amount of additional equity or debt financing, except that subject to certain conditions and limitations (including that the market price of our common stock is at least 50% more than the exercise price of the warrant for a period of 30 days before exercise), we may require the holder of outstanding warrants to purchase an aggregate of 15 million shares of our common stock to exercise such warrants. We may not be able to obtain any additional financing on acceptable terms or at all. Our ability to obtain debt financing may be particularly unlikely because we have no assets to use as collateral security for the loan. As a result, we may not have adequate capital to implement future expansions, maintain our current levels of operation or to pursue strategic acquisitions. Our failure to obtain sufficient or any additional financing could result in the delay or abandonment of some or all of our development, plans, which could harm our business and the value of our common stock.

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

      We depend, to a large extent, on the abilities and participation of our current management team, including William Thomas Large, our President, Chief Executive Officer and Chief Financial Officer. The loss of the services of any of our key personnel, for any reason, may have a material adverse effect on our prospects. There can be no assurance in this regard nor any assurance that we will be able to find a suitable replacement for such persons. We carry a $1.0 million life insurance policy covering Mr. Large, but do not carry life insurance for any other key personnel.

If we are not able to contract with retail outlets to sell our products, we may not be able to continue to operate.

      We market our AirO2bic Mouse and Software products through distributors, upscale department stores, boutiques and designer outlets. We do not currently have any arrangements or agreements with any such stores to carry our products once produced. We may not be able to locate retail outlets to stock our products, and even if we are successful in doing so, such outlets may not give our products sufficient marketing support such as shelving space prominence.

If we do not continue to succeed in establishing effective sales, marketing and distribution systems, we will not expand our business sufficiently to achieve profitability.

      To increase market awareness and expand our products, we must establish effective sales and marketing for our product offerings. To date, we have a limited number of personnel devoted to sales of these products, and have made only limited sales, primarily based on efforts by members of management. We intend to expand our customer base through sales of the AirO2bic Mouse and related products. Our future profitability depends, in part, on increasing sales of our products abovementioned and developing new products and having the marketing resource or the development of marketing partnerships.

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

      Our certificate of incorporation, as amended, authorizes the issuance of 250,000,000 shares of common stock, par value $.0001 per share, and 20,000,000 shares of preferred stock, par value $.0001 per share.

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

No Cash Dividends Are Expected in the Foreseeable Future.

      We have never declared or paid any cash dividends. We do not intend to declare or pay cash dividends in the foreseeable future. We intend to retain all earnings, if any, that we may realize in the future to finance our operations. The payment of any future dividends will be subject to the discretion of the Board of Directors and will depend upon the Company's results of operations, financial position and capital requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

Our directors and executive officers beneficially own approximately 17.4% of our common stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price.

      As of April 11, 2006, our executive officers, directors and affiliated persons beneficially owned approximately 17.4% of our common stock. As a result, our executive officers, directors and affiliated persons may have significant influence in:

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

      On April 16, 2002 we contracted with Dynapoint, Inc. for Dynapoint to provide warehousing and logistics facilities at a facility in City of Industry, California which we currently use for our AirObic Mouse.

      We believe that our properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3. LEGAL PROCEEDINGS

      As of April 13, 2006, we are not a party to any litigation, and management has no knowledge of any threatened or pending litigation against us.

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


Year Ended December 31, 2004

First Quarter                              $    0.13       $     0.01
Second Quarter                             $    0.12       $     0.05
Third Quarter                              $    0.09       $     0.03
Fourth Quarter                             $    0.07       $     0.03


Year Ended December 31, 2005

First Quarter                              $    0.082      $     0.048
Second Quarter                             $    0.048      $     0.046
Third Quarter                              $    0.024      $     0.020
Fourth Quarter                             $    0.024      $     0.0185

Security Holders

      At April 13, 2006, there were 131,674,439 shares of our common stock outstanding, which were held of record by 404 stockholders, not including persons or entities who hold the stock in nominee or "street" name through various brokerage firms.

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

Equity Compensation Plan Information

      As of April 13, 2006, the Company does not have any equity compensation plans.

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

Recent Sales of Unregistered Securities

      We did not issue any securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act") during the fourth quarter of the fiscal year ended December 31, 2005, except as follows:

      During 2005, the Company issued 700,000 shares of common stock for proceeds of $20,000.

      During 2005 the Company received $200,000 of advances on a common stock purchase agreement. The Company issued 9,000,000 shares of common stock in settlement of this advance.

      On November 28, 2005 we issued 175,000 shares of common stock to the wife of an officer for services rendered to the Company.

      On June 9, 2005 we issued 100,000 shares of common stock to an accountant for services rendered to the Company.

      During 2005 the Company issued 80,000 shares of common stock to the wife of an officer in payment of interest on a loan made to the Company by such person.

      On November 28, 2005 we issued to William Thomas Large, a director and the Chief Executive Officer of the Company, an aggregate of 2,580,000 shares of the Company's common stock in repayment of certain advances made by Mr. Large to or on behalf of the Company. On November 28, 2005 we also issued to Alexander Gordon Lane, the Chairman of the Board and Secretary of the Company, an aggregate of 697,063 shares of the Company's common stock in repayment of certain advances made by Mr. Lane to the Company. On December 9, 2005 we issued to Mr. Large, Mr. Lane and Thomas Marchant (a director of the Company), an aggregate of 8,000,000, 4,640,000 and 600,000 shares, respectively, of the Company's common stock as compensation for services as directors.

      All of the foregoing issuances of our common stock were made pursuant to an exemption from the registration requirements under the Securities Act afforded by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering. There were no underwriters used by the Company in connection with any of the above described transactions.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

      We are a holding company for late stage development, or early-stage commercial companies with opportunities in niche markets. We currently own two subsidiaries, Designer Appliances Ltd., an inactive United Kingdom ("UK") company, and Designer Appliances, Inc., a Delaware corporation, and will actively seek additional and appropriate acquisitions, subject to comments below. We have acquired valuable intellectual property rights including an exclusive license on proprietary software and a UK patent for a computer mouse that is thought to be beneficial to computer mice users with regards to the area of treatment and prevention of repetitive strain injury. The UK patent is the basis for further patent applications that may result in an extent of the scope and geography of our current patent position. We have achieved what we believe are significant technical developments that will be patent protected, though there is no guarantee that such developments will proceed to a patent.

      We sell and market the AirO2bic Mouse computer mouse and software. The Company's products are designed to justify a premium price in the upper and certain niche sectors of our markets. There is no assurance that we, through our active subsidiary, will be able to continue to manufacture or market these items.

      The Company intends to market and sell only products that are designed to attract a premium, niche or upscale market. Management believes that it has identified several products, including the AirO2bic "Grip-less" Mouse and Nib "Click-less" software and Brakemoor Anti.Fatigue software as under exploited opportunity in the computer, household and domestic appliances markets. Because of the Company's precarious financial condition and limited capital resources, it is currently limiting its operations to the production and sale of the AirO2bic Mouse and related software.


RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Gross Profit

      For the year ended December 31, 2005, the Company generated revenue of $343,478 compared to $344,525 for the year ended December 31, 2004, a decrease of $1,047 or 0.3%. Flat sales year on year reflect our limited resources for marketing.

      Gross profit was $250,484 or 72.9% of net revenues for the year ended December 31, 2005 relative to $240,636 or 69.8% of net revenues for the year ended December 31, 2004.

Operating Expenses

      For the year ended December 31, 2005, operating expenses increased $184,837 or 33.1% from $558,837 for the year ended December 31, 2004 to $743,674 for the year ended December 31, 2005. This increase was primarily due to recognition of compensation to officers when they were issued Company common stock in lieu of unpaid salary and expenses. Professional fees increased by $70,486, primarily due to higher accounting and auditing fees.

Liquidity and Cash Position

Operating Activities

      For the years ended December 31, 2005 and 2004, the Company used $341,959 and $143,705, respectively, to fund operating activities. For the year ended December 31, 2005 a loss of $555,070 was partially offset by non-cash charges of $49,648 of depreciation and amortization expense and $166,813 of stock based compensation and other equity related expense. For the year ended December 31, 2004 a loss of $1,127,727 was partially offset by non-cash charges of $40,198 of depreciation and amortization expense, $1,128,737 of stock based compensation and other equity related expense, increased by a non-cash gain of $243,800.

Investing Activities

      For the years ended December 31, 2005 and December 31, 2004, the Company used $12,305 and $38,196, respectively to fund investing activities. These costs include capital equipment purchase of computer equipment and on-going development costs for software.


FINANCING ACTIVITIES

      For the year ended December 31, 2005 the Company realized cash of $323,501 primarily attributable to the proceeds of sale of common stock. This compares to net cash receipts for stock issuance and notes or loans payable in the year ended December 31, 2004 of $198,064.


LIQUIDITY AND CAPITAL RESOURCES

      The Company, including its subsidiaries, during its development stage incurred start-up costs, including administrative costs and research and development costs, while realizing limited operating revenue. The Company has had negative cash flow from operations since its inception. In the year ended December 31, 2005 such negative cash flow was $341,959.

      During the year ended December 31, 2005 we received a $200,000 advance on a common stock purchase agreement, $105,000 upon the exercise of warrants to purchase an aggregate of 6,500,000 shares of our common stock (an additional $20,000 on account of such warrant exercise was received in 2006), a $20,629 advance from one of our directors and officers, which we later agreed to convert into 697,063 shares of our common stock and a $25,000 loan from the wife of one of our directors. We also sold an aggregate of 700,000 shares of our common stock for cash proceeds of $20,000 and we settled certain obligations by issuing shares of our common stock in lieu of cash. We currently have no legally binding commitments with any third parties to obtain any material amount of additional equity or debt financing, except that, subject to certain conditions and limitations (including that the market price of our common stock is at least 50% more than the exercise price of the warrant for a period of 30 days before exercise), we may require the holder of outstanding warrants to purchase an aggregate of 15 million shares of our common stock to exercise such warrants.

      Management of the Company estimates that to fund operations at current levels in the fiscal year ending December 31, 2006, the Company will need approximately $400,000 more than the amount projected to be generated through operations. We may not be able to obtain any additional financing on acceptable terms or at all. Our ability to obtain debt financing may be particularly unlikely because we have little or no tangible assets to use as collateral security for the loan. As a result, we may not have adequate capital to implement future expansions, maintain our current levels of operation or to pursue strategic acquisitions. Our failure to obtain sufficient or any additional financing could result in the delay or abandonment of some or all of our development, plans, which could harm our business and the value of our common stock.


Going Concern Qualification

      The Company's consolidated financial statements as of December 31, 2005 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in such consolidated financial statements, for the year ended December 31, 2005 the Company has a net loss of $555,070 and a negative cash flow from operations of $341,959, and as of December 31, 2005 the Company had a working capital deficiency of $296,250 and a stockholders' deficiency of $208,578. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The Company plans to increase it sales by further expanding its distributor base in the "ergonomic" market sector and is investigating opportunities to license its intellectual property rights in order to generate additional revenues. To this end the Company is seeking to extend its patents for its "grip-less" mouse across Europe and the Far East. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management's plans include obtaining additional financing for which they are currently in active negotiations with several financing institutions and increasing sales of the AirO2bic computer mouse.


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

Revenue Recognition

The Company's products are sold directly over the internet and through distributorships. Products sold over the internet require complete payment via credit card prior to shipment. Products sold through distributors require the distributor to submit a purchase order and payment (according to terms and pricing approved by the Company) prior to shipment. Accordingly, revenues from sales over the internet and through distributors are recognized when the product is shipped as the price has been determined and collectibility has been reasonably assured. Consigned is not recognized as revenue until the product has been sold by the consignee. The Company provides a warranty on goods for two years from the date of sale. The Company has not established a warranty reserve as of December 31, 2005 or 2004 since the amount is not material based on past experience.

Website and Computer Software Costs

The Company follows the AICPA's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), in accounting for its website and internal software costs. Accordingly, costs to obtain computer software from third parties obtained for internal use have been capitalized and amortized over their estimated useful life of 5 years. The Company follows SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed ("SFAS No. 86") in accounting for its software enhancements. Pursuant to SFAS No. 86, enhancements to existing software product that are intended to extend the life or improve significantly the marketability of the original product are amortized over an estimated useful life of 2 years. Costs incurred in operating a website that have no future benefits are expensed in the period in which they are incurred. Costs incurred in operating the website that have a future benefit are capitalized in accordance with SOP 98-1 and amortized over the respective future periods that are expected to benefit from the changes.

Stock Based Compensation

The Company accounts for stock options and warrants issued to employees using the intrinsic value based method, under which compensation cost is measured as the excess of the stock's market price at the grant date over the amount an employee must pay to acquire the stock. The Company issued no options or warrants to employees during the years ended December 31, 2005 or 2004 and had no employee stock options or warrants outstanding at those dates. Stock options and warrants issued to non-employees are accounted for using the fair value based method, under which the expense is measured as the fair value of the security at the date of grant based on the Black-Scholes pricing model.

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

      Revenues generated by sales of the mouse and software products, where and when possible will be used to further develop sales until a cash flow positive and profit positive position can be established at sustainable levels, thus allowing the Company to access bank financing, thereby reducing the extent to which the Company must rely on other sources of external financing. In the absence of sales, the estimated amount of working capital that the Company will need to expand the commercialization and distribution over the next year of its products at planned operational levels, is approximately $600,000.

RECENT FINANCINGS

      During August 2004, the Company received $52,020 from a financial institution pursuant to a loan term sheet, with a face value of $57,800. The principal balance bore interest at the prevailing one month LIBOR, plus 3% (4.12% at December 31, 2004) and matured in one year. The loan was secured by 1,700,000 shares of the Company's common stock. The collateral shares were provided by a stockholder of the Company. The lender retained the collateral shares in settlement of the debt during 2005. The Company incurred costs of $10,980 in connection with obtaining this financing.

      During 2005, the Company received advances on a common stock purchase agreement. The gross amount of the advances was $200,000. The Company issued 9,000,000 shares of common stock in settlement of this advance. Costs of $10,450 were deducted, resulting in net proceeds of $189,550. The costs have been applied against additional paid-in capital. In connection with such financing, the purchaser will be issued warrants to purchase 9 million shares. Half of these warrants will be exercisable at $.0224 per share and half will be exercisable at $.033 per share. Upon the achievement of certain conditions, the Company may force the exercise of the warrants. The warrants will expire on December 31, 2008.

      During 2005, the Company issued an aggregate of 700,000 shares of common stock for aggregate proceeds of $20,000. The Company has recorded a finance cost of $5,000 related to certain of these stock sales.

      During 2005, the Company received loans totalling $32,900 from an individual for working capital purposes. The loans were non-interest bearing and were repayable upon demand. The Company issued 2,090,000 shares of common stock as collateral for the loan. These collateral shares were retained as payment of the loan.

      During 2005, the Company issued 6,500,000 shares of common stock upon exercise of warrants, for gross proceeds of $125,000. Of this amount, $20,000 was received in 2006 and is shown as a receivable at December 31, 2005.

      During August 2005 the wife of an officer of the Company advanced $25,000 to the Company for working capital purposes. During 2005, the Company issued 80,000 shares of common stock, valued at $2,400, as interest on such loan.

      In February 2005, an officer loaned to the Company $20,629. On November 28, 2005 the Company issued 697,063 shares of its common stock to such officer in full repayment of such advance.

      In June 2005 the Company issued 100,000 shares of common stock to an accountant for services rendered.

      During the fourth quarter of 2004 an officer advanced $45,957 to the Company for working capital purposes. The advances were non-interest bearing and repayable upon demand. On November 28, 2005 the Company issued 880,000 shares of its common stock to such officer in full repayment of such advance.

      On February 17, 2004, the Company and the holders of its outstanding debentures entered into a Redemption and Settlement Agreement and Mutual General Release (the "Settlement"). In accordance with the Settlement, all of the outstanding debentures and related warrants were redeemed by the Company. The Company issued 6,000,000 shares of common stock having a fair value of $162,000 to the debenture holders, and agreed to pay $200,000 in cash in monthly installments of $16,667, with a present value of $189,981, commencing May 1, 2004. The Company has recorded a gain of $247,826 related to the extinguishment. The entire amount of cash payable under the Settlement was paid by the end of April 2005.

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


ITEM 7. FINANCIAL STATEMENTS

      The consolidated audited financial statements for the year ended December 31, 2005 are included in this Annual Report on Form 10-KSB following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

      In connection with this report, William Thomas Large, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation he concluded that our disclosure controls and procedures were effective in alerting him in a timely manner to information relating to the Company required to be disclosed in this report.

ITEM 8B. OTHER INFORMATION

Reports on Form 8-K.

      During the period commencing the last quarter of the period covered by this Report until the date of filing of this Report, we did not file and were not required to file any Current Reports on Form 8-K.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following are the executive officers and directors of the Company as of April 11, 2006.

     Name                                    Positions                  Age
     ---------------------          -------------------------           ---
     Alexander Gordon Lane          Chairman of the                      64
                                    Board of Directors,
                                    Secretary
     William Thomas Large           CEO, President, Chief Financial
                                      Officer and Director               50
     Thomas A. Marchant             Director                             58

Alexander Gordon Lane, 64, Secretary and a Director of Torbay Holdings, Inc. has served in such capacities since October 1999. Mr. Lane has been a Financial Consultant since 1998 and continues in such capacity. Mr. Lane has been in the financial services business for over 30 years. From 1976 to 1983 he served as Treasurer of Grindlays Bank PLCC, New York, and in 1983 he was a founding member of International Money Brokers which was acquired by Traditional North America. From 1993 to 1998, he was a principal of Intercontinental Exchange Partners, New York, as a capital markets broker in the interest and foreign exchange areas. Mr. Lane has an aeronautics degree from Wandsworth Technical College in London.

William Thomas Large, 50, has been President and Chief Executive Officer since September 2000 and a Director of Torbay Holdings, Inc. and Chief Executive Officer of Designer Appliances since October 1998. From October 1996 until October 1998, Mr. Large was Chairman, Chief Executive Officer, a Director and a major stockholder of DeltaTheta Ltd., a heating and cooling technology company in Cheshire, England. From February 1997 until September 1999, Mr. Large also served as a director of DeltaMonitor Ltd., a medical devices company in Cheshire, England. From December 1996 until June 1997, Mr. Large also served as a director of SoundAlert Ltd., a company that manufactured emergency vehicle sirens. From September 1994 until July 1996, Mr. Large was a Director of AromaScan plc, a publicly listed instrumentation and technology company in Cheshire, England. Mr. Large graduated from Manchester Metropolitan University, in Manchester, England, and is the author or co-author of eight articles and two books relating to biochemical analysis.

Thomas A. Marchant, 58, has served as a member of our board of directors since July 11, 2002. Mr. Marchant, joined Ford Motor Company in 1985 as Financial Sales Manager of Ford Credit Canada. Mr. Marchant directed a sales and marketing operation to institutional investors in the Commercial Paper and Medium Term Note Markets. In 1991Mr. Marchant transferred to Ford World Headquarters in Dearborn, Michigan and assumed responsibility for consolidation and launch of the Canadian Treasury funding operation. Prior to joining Ford, Mr. Marchant held various positions with Greenshields Incorporated, one of Canada's foremost investment banking firms, First National Bank of Chicago, Grindlays Bank and Merrill Lynch.

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

Section 16 Reporting

      No person who, during the year ended December 31, 2005, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person") failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year or prior years, except William Thomas Large and Thomas Marchant who have not filed any reports under Section 16(a) of the Act. and Gordon Lane has not filed a Form 4 with respect to the issuance of 697,063 shares of the Company's common stock issued to him on November 28, 2006 in repayment of cash advances Mr. Lane made to the Company and an aggregate of 4,640,000 shares of the Company's common stock issued to him on December 29, 2006 as compensation for services to the Company as a director and officer. issued The foregoing is based solely upon a review by the Company of Forms 3 and 4 during such fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Code of Ethics

      The Company has adopted a Code of Ethics applying to its executive officers which is filed herewith as Exhibit 14.1 to this Annual Report.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth a summary for the three fiscal years ended December 31, 2005 of the cash and non-cash compensation awarded, paid or accrued by us to our President and our most highly compensated officer other than the CEO, who served in such capacities as of December 31, 2005. None of our executive officers earned in excess of $100,000 in total annual salary.

                           ANNUAL COMPENSATION                                            LONG TERM COMPENSATION

                                                                                      Awards                Payouts

                                                                   Other       Restricted   Securities
                                                                   Annual          Stock    Underlying                  All
                                   Year                           Compen-        Awards      Options/        LTIP       Other
       Name         Position      Ended     Salary($)  Bonus($)   sation($)          $         SARS        Payouts   Compensation
  --------------    --------   ----------   ---------  --------   ---------    ----------   ----------     -------   ------------
  William Thomas       CEO       12/31/05      71,298(2)     0            0             0            0           0           0
     Large (1)                                               -            -             -            -           -           -

                       CEO       12/31/04      51,280        0            0             0            0           0           0

                       CEO       12/31/03      52,918        0            0             0            0           0           0


Alexander Gordon    Chairman     12/31/05      50,561(3)     0            0             0            0           0           0
Lane                   and
                    Secretary
                    Chairman     12/31/04      30,775        0            0             0            0           0           0
                       and
                    Secretary
                    Chairman     12/31/03      29,700        0            0             0            0          0            0
                       and
                    Secretary

(1) Mr. Large is eligible for a performance-related bonus of up to 100% of his annual salary.

(2) Includes $32,000 in value of the Company's common stock (1,600,000 shares valued at $.02 per share) paid in shares of common stock for services performed in 2005.

(3) Includes $18,600 in value of the Company's common stock (930,000 shares valued at $.02 per per share) paid in shares of common stock for services performed in 2005.

EMPLOYMENT AGREEMENTS

      We have not entered into any employment agreements with our executive officers or other employees to date. We may enter into employment agreements with them in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth as of April 13, 2006, certain information with respect to the beneficial ownership of the voting securities by (i) any person or group with more than 5% of the Company's securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

          Name and                                              Amount and
         Address of                           Title of     Nature of Beneficial    Percent of
      Beneficial Owner                         Class            Ownership (1)       Class (2)
-----------------------------------------   ------------   --------------------    -----------
Nutmeg Group, LLC                           Common Stock          12,023,389(3)            9.1%
3646 Commercial Avenue
Northbrook, Illinois 60062

Alexander Gordon Lane                       Common Stock           5,783,827               4.4%
140 Old  Country Road, Suite 105
Mineola, New York 11501

William Thomas Large                        Common Stock          15,599,582(4)           11.8%
140 Old Country Road, Suite 105
Mineola, New York 11501

Thomas A. Marchant                          Common Stock           1,521,638               1.2%
140 Old Country Road, Suite 105
Mineola, New York 11501

All Directors and Officers of the Company   Common Stock          22,905,047              17.4%
as a group (3 persons)

* Less than 1%

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

(2) Computed based upon a total of 131,674,439 shares of common stock outstanding as of April 11, 2006.

(3) Under a stock subscription agreement made by Nutmeg Group, LLC ("Nutmeg") and accepted by the Company in August 2004, Nutmeg was granted an aggregate of 21,500,000 shares of Common Stock issuable upon exercise of currently exercisable warrants and was issued 1,388,889 shares of common stock (of which Nutmeg has sold 62,500 shares, leaving a total of 1,326,389 shares of common stock owned by Nutmeg). Nutmeg is a U.S. Virgin Islands limited liability company of which Randall Goulding and Michael Montaigne each own 50% of the outstanding membership interests. Nutmeg Group, LLC is managed by a Board of four persons, including Randall Goulding, Michael Montaigne, Brandon Goulding and Randi White. Such persons share the voting and investment power over the securities owned by Nutmeg, including the Company's securities.

(4) Includes 120,000 shares of our common stock owned by Mr. Large's minor children. Such figure does not include 3,000,000 shares of our common stock issuable to Mr. Large to reimburse Mr. Large for 3,000,000 shares transferred by him to a consultant in August 2003 in payment of an obligation of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In November 2004, William Thomas Large, a Director and the Chief Executive Officer of the Company, sold shares of common stock for net proceeds of $45,956.65 of the Company and immediately loaned such amount to the Company. In order to repay the loan the Company agreed to issue to Mr. Large a number of shares of the Company's common stock equivalent to the number of shares Mr. Large sold to fund the loan. Accordingly, on November 28, 2005 the Company issued to Mr. Large 880,000 shares of the Company's common stock.

      On August 21, 2005 Mr. Large transferred to Nutmeg Group, LLC and aggregate of 1,620,000 shares of the Company's common stock in payment of an obligation of the Company. On November 28, 2005 the Company issued to Mr. Large 1,620,000 shares of the Company's common stock in reimbursement for such transfer to Nutmeg Group, LLC.

      In February 2005 Mr. Gordon Lane, the Chairman and Secretary of the Company, loaned to the Company $20,629. On November 28, 2005 Mr. Lane and the Company agreed to the conversion of such loan into an aggregate of 697,063 shares of the Company's common stock.

      During August 2005 Mr. Lane's wife advanced $25,000 to the Company for working capital purposes. During 2005 the Company issued 80,000 shares of common stock to Mr. Lane's wife in payment of interest on such loan.

      On November 28, 2005 the Company sold an aggregate of 500,000 shares of common stock to Mr. Lane's wife for proceeds of $10,000. On such date the Company also issued to Mr. Lane's wife 175,000 shares of common stock for services rendered to the Company.

      On December 29, 2005 the Company issued to Mr. Large, Mr. Lane and Thomas Marchant (another director of the Company), an aggregate of 8,000,000, 4,640,000 and 600,000 shares, respectively, of the Company's common stock as compensation for services as directors.


ITEM 13. EXHIBITS

      The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.1 Agreement and Plan of Merger between Torbay Acquisition Corporation and Torbay Holdings, Inc. (1)

3.1 Certificate of Incorporation of Torbay Holdings, Inc. and Certificate of Amendment thereto filed in June 1999. (2)

3.2 Certificate of Amendment to Certificate of Incorporation of Torbay Holdings, Inc. filed on October 18, 2005.*

3.3   By-Laws of Torbay Holdings, Inc. (3)

4.1 Certificate of Designation with respect to Series 1 Convertible Preferred Stock of Torbay Holdings, Inc. (4)

4.2   Form of Common Stock Certificate (5)

4.3   Warrant to Purchase 500,000 Shares of Common Stock, dated August 24, 2004
      (6)

4.4   Warrant to Purchase 500,000 Shares of Common Stock, dated August 24, 2004
      (7)

4.5 Warrant to Purchase 3,000,000 Shares of Common Stock dated December 16, 2004 (8)

4.6 Warrant to Purchase 2,500,000 Shares of Common Stock dated December 16, 2004 (9)

4.7 Warrant to Purchase 2,000,000 Shares of Common Stock dated December 16, 2004 (10)

4.8 Warrant to Purchase 2,000,000 Shares of Common Stock dated December 16, 2004 (11)

4.9 Warrant to Purchase 2,000,000 Shares of Common Stock dated December 16, 2004 (12)

4.10 Warrant to Purchase 2,000,000 Shares of Common Stock dated December 16, 2004 (13)

4.11 Warrant to Purchase 2,000,000 Shares of Common Stock dated December 16, 2004 (14)

4.12 Warrant to Purchase 2,000,000 Shares of Common Stock dated December 16, 2004 (15)

4.13 Warrant to Purchase 1,000,000 Shares of Common Stock dated December 16, 2004 (16)

4.14 Warrant to Purchase 1,000,000 Shares of Common Stock dated December 16, 2004 (17)

4.15 Warrant to Purchase 1,000,000 Shares of Common Stock dated December 16, 2004 (18)

10.1 Manufacturing Agreement between the Company and Dynapoint, Inc. dated April 16, 2002 (19)

10.2 Redemption and Settlement Agreement and Mutual General Release, dated as of February 17, 2004 (20)

10.3  Lease, dated October 22, 2003 between 140 OCR, LLC and the Company (21)

10.4  Nutmeg Term Sheet for $50,000 Financing (22)

10.5  Nutmeg Term Sheet for $30,000 Financing (23)

10.6 Agreement, dated December 16, 2004 between the Company and The Nutmeg Group (24)

14.1  Code of Ethics.*

21.1  List of subsidiaries.*

23.1  Consent of Weinberg & Company, P.A.*

31.1  Certification of Chief Executive Officer and Principal Financial Officer.*

32.1  Certification of Chief Executive Officer and Principal Financial Officer.*

-----------------------
*Filed herewith.

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

(22) Incorporated by reference to Exhibit 10.4 to the 2005 SB-2.

(23) Incorporated by reference to Exhibit 10.5 to the 2005 SB-2.

(24) Incorporated by reference to Exhibit 10.6 to the 2005 SB-2.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by Weinberg & Company, P.A. ("Weinberg") for professional services rendered for the fiscal years ended December 31, 2005 and 2004:

Fee Category       Fiscal 2005         Fiscal 2004
------------       -----------         -----------

Audit fees         $76,585             $51,000
Tax fees                 0             $ 1,000
Other fees               0             $ 7,000
                   -------             -------
Total fees         $76,585             $59,000

Audit Fees. Consists of aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Weinberg in connection with statutory and regulatory filings or engagements. Fiscal year 2005 fees from Weinberg are estimated based on three quarterly reviews and the year end audit.

Tax Fees. Consists of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services included assistance regarding federal and state tax compliance.

Other Fees. Consists of fees in connection with the review of a registration statement on Form SB-2 filed by the Company.

We do not currently have an Audit Committee. Our full Board of Directors considers whether the provision of these services is compatible with maintaining the auditor's independence, and has determined such services for fiscal 2003 and 2004 were compatible.

BOARD OF DIRECTORS POLICY ON PRE-APPROVAL OF SERVICES OF INDEPENDENT AUDITORS

The Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis. These services may include audit services, audit-related services, tax services and other services.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

Page(s)
-------

F-1         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-2         CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005

F-3 CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

F-4-F-5 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

F-6 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

F-7-F-19 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2005 AND 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors of:
Torbay Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Torbay Holdings, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations and other comprehensive loss, changes in stockholders' deficiency and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Torbay Holdings, Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has a net loss of $555,070, a negative cash flow from operations of $341,959, a working capital deficiency of $296,250 and a stockholders' deficiency of $208,578. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 12. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.
/s/ Weinberg & Company, P.A
Boca Raton, Florida
April 18, 2006

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005
                                -----------------


                  ASSETS
                  ------
                                                                        2005
                                                                    -----------
CURRENT ASSETS
 Cash                                                               $     3,007
 Accounts receivable, less allowance for
  doubtful accounts of $0                                                26,100
 Receivable on sale of common stock                                      20,000
 Inventory                                                               50,031
                                                                    -----------
     Total Current Assets                                                99,138
                                                                    -----------

PROPERTY AND EQUIPMENT - NET                                             14,291
                                                                    -----------

OTHER ASSETS
 Intangible assets - net                                                 66,586
 Deposits                                                                 6,795
                                                                    -----------
     Total Other Assets                                                  73,381
                                                                    -----------

TOTAL ASSETS                                                        $   186,810
------------                                                        ===========

      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
      ----------------------------------------

CURRENT LIABILITIES
 Accounts payable and accrued expenses                              $   326,638
 Loan payable - related party                                            18,750
 Notes payable                                                           50,000
                                                                    -----------
     Total Current Liabilities                                          395,388
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Convertible preferred stock, $.0001 par value,
  20,000,000 shares authorized,
  420,000 shares issued and outstanding                                      42
 Common stock, $.0001 par value, 250,000,000 shares
  authorized, 125,499,439 issued and outstanding                         12,550
 Common stock to be issued (500,000 shares)                                  50
 Additional paid-in capital                                           5,599,018
 Accumulated deficit                                                 (5,592,967)
 Deferred equity based expenses                                        (211,840)
 Accumulated other comprehensive loss                                   (15,431)
                                                                    -----------
TOTAL STOCKHOLDERS' DEFICIENCY                                         (208,578)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $   186,810
----------------------------------------------                      ===========


          See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                 ----------------------------------------------

                                                             2005            2004
                                                         ------------    ------------
SALES, NET                                               $    343,478    $    344,525

COST OF SALES                                                  92,994         103,889
                                                         ------------    ------------

GROSS PROFIT                                                  250,484         240,636
                                                         ------------    ------------

OPERATING EXPENSES
 Selling                                                      128,537         126,742
 Consulting fees                                                6,250           6,300
 Professional fees                                            178,428         107,942
 Directors fees and compensation                              154,509          86,103
 Other general and administrative                             275,950         231,750
                                                         ------------    ------------
       Total Operating Expenses                               743,674         558,837
                                                         ------------    ------------

LOSS FROM OPERATIONS                                         (493,190)       (318,201)
                                                         ------------    ------------

OTHER INCOME (EXPENSE)
 Interest and financing costs                                 (61,880)     (1,068,326)
 Gain on extinguishment of debt, net                               --         243,800
 Cancellation of stock issued for consulting fees                  --          15,000
                                                         ------------    ------------
       Total Other Income (Expense)                           (61,880)       (809,526)
                                                         ------------    ------------

NET LOSS                                                     (555,070)     (1,127,727)

OTHER COMPREHENSIVE INCOME (LOSS)
 Foreign currency translation gain (loss)                      14,259          (9,039)
                                                         ------------    ------------

COMPREHENSIVE LOSS                                       $   (540,811)   $ (1,136,766)
------------------                                       ============    ============


NET LOSS PER COMMON SHARE - BASIC AND DILUTED            $      (0.01)   $      (0.01)
                                                         ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
 BASIC AND DILUTED                                         94,308,407      87,879,225
                                                         ============    ============

          See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                 ----------------------------------------------

                                Convertible Preferred Stock           Common Stock                  Common Stock To Be Issued
                                  Shares          Amount           Shares           Amount           Shares          Amount
                                -----------     -----------      ----------      -----------       ----------      -----------
Balance, December 31, 2003          420,000     $        42      72,789,155      $     7,278        3,500,000      $       350

Common shares issued                     --              --       3,000,000              300       (3,000,000)            (300)

Shares sold for cash, net
of costs                                 --              --       2,245,282              225        1,388,889              139

Shares cancelled                         --              --        (250,000)             (25)              --               --

Issuance of common stock
 for
  debenture settlement                   --              --       6,000,000              600               --               --

Stock issued for consulting
 services                                --              --           3,000               --               --               --

Finance cost - shares sold
 below market                            --              --              --               --               --               --

Options issued for services              --              --              --               --               --               --

Options issued for loan
 payment
postponement and equity
 funding arrangement                     --              --              --               --               --               --

Shares issued for options
 exercised for cash                      --              --       5,000,000              500               --               --

Shares issued for officer
 payable                                 --              --         161,050               17               --               --

Amortization of deferred
compensation expense                     --              --              --               --               --               --

Amortization of deferred
financing expense                        --              --              --               --               --               --

Foreign currency
translation loss                         --              --              --               --               --               --

Net loss, 2004                           --              --              --               --               --               --
                                                -----------     -----------      -----------      -----------      -----------
BALANCE, DECEMBER 31, 2004          420,000     $        42      88,948,487      $     8,895        1,888,889      $       189
                                ===========     ===========     ===========      ===========      ===========      ===========

                                                                     Accumulated
                                 Additional                             Other            Deferred
                                  Paid-In         Accumulated        Comprehensive     Equity Based
                                  Capital            Deficit         Income (Loss)       Expenses          Total
                                -----------      -------------       ------------      -----------      -----------
Balance, December 31, 2003      $ 3,352,853      $  (3,910,170) $         (20,651)     $  (158,718)     $  (729,016)

Common shares issued                     --                 --                 --               --               --

Shares sold for cash, net
of costs                            224,909                 --                 --               --          225,273

Shares cancelled                    (14,975)                --                 --               --          (15,000)

Issuance of common stock
 for
  debenture settlement              161,400                 --                 --               --          162,000

Stock issued for consulting
 services                               300                 --                 --               --              300

Finance cost - shares sold
 below market                        48,258                 --                 --               --           48,258

Options issued for services         112,240                 --                 --         (112,240)              --

Options issued for loan
 payment
postponement and equity
 funding arrangement                846,033                 --                 --               --          846,033

Shares issued for options
 exercised for cash                  39,500                 --                 --               --           40,000

Shares issued for officer
 payable                             13,672                 --                 --               --           13,689

Amortization of deferred
compensation expense                     --                 --                 --           94,628           94,628

Amortization of deferred
financing expense                        --                 --                 --          121,185          121,185

Foreign currency
translation loss                         --                 --             (9,039)              --           (9,039)

Net loss, 2004                           --         (1,127,727)                --               --       (1,127,727)
                                -----------      -------------        -----------      -----------      -----------
BALANCE, DECEMBER 31, 2004      $ 4,784,190      $  (5,037,897)      $    (29,690)     $   (55,145)     $  (329,416)
                                ===========      =============        ===========      ===========      ===========


          See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                 ----------------------------------------------

                                Convertible Preferred Stock           Common Stock               Common Stock To Be Issued
                                  Shares          Amount           Shares           Amount        Shares          Amount
                                -----------     -----------      ----------      -----------    ----------      -----------
Balance, December 31, 2004         420,000     $       42        88,948,487      $   8,895      1,888,889      $      189

Common shares issued                    --             --         1,388,889            139     (1,388,889)           (139)

Shares sold for cash, net
of costs                                --             --         9,700,000            970             --              --

Shares issued for
compensation                            --             --        13,415,000          1,341             --              --

Issuance of common stock
 for
  loan settlements                      --             --         3,790,000            379             --              --

Stock issued for
 professional services                  --             --           100,000             10             --              --

Finance cost - shares sold
 below market                           --             --                --             --             --              --

Shares issued for interest              --             --            80,000              8             --              --

Shares issued for repayment
 of
  advances from officers                --             --         1,577,063            158             --              --

Shares issued for options
 exercised for cash                     --             --         6,500,000            650             --              --

Repricing of options                    --             --                --             --             --              --

Amortization of deferred
compensation expense                    --             --                --             --             --              --

Foreign currency
translation gain                        --             --                --             --             --              --

Net loss, 2005                          --             --                --             --             --              --
                                               ----------       -----------      ---------     ----------      ----------
BALANCE, DECEMBER 31, 2005         420,000     $       42       125,499,439      $  12,550        500,000      $       50
                                ==========     ==========      ============      =========     ==========      ==========

                                                                     Accumulated
                                 Additional                             Other            Deferred
                                  Paid-In         Accumulated        Comprehensive     Equity Based
                                  Capital            Deficit         Income (Loss)       Expenses          Total
                                -----------      -------------       ------------      -----------      -----------
Balance, December 31, 2004       $4,784,190      $  (5,037,897)    $  (29,690)          $  (55,145)     $ (329,416)

Common shares issued                     --                 --             --                   --              --

Shares sold for cash, net
of costs                            208,580                 --             --                   --         209,550

Shares issued for
compensation                        268,709                 --             --             (211,840)         58,210

Issuance of common stock
 for
  loan settlements                   90,321                 --             --                   --          90,700

Stock issued for
 professional services                3,990                 --             --                   --           4,000

Finance cost - shares sold
 below market                         5,000                 --             --                   --           5,000

Shares issued for interest            2,392                 --             --                   --           2,400

Shares issued for repayment
 of
  advances from officers             66,428                 --             --                   --          66,586

Shares issued for options
 exercised for cash                 124,350                 --             --                   --         125,000

Repricing of options                 45,058                 --             --                   --          45,058

Amortization of deferred
compensation expense                     --                 --             --               55,145          55,145

Foreign currency
translation gain                         --                 --         14,259                   --          14,259

Net loss, 2005                           --           (555,070)            --                   --        (555,070)
                                 ----------      -------------     ----------          -----------      ----------
BALANCE, DECEMBER 31, 2005       $5,599,018      $ (5,592,967)     $ (15,431)          $  (211,840)     $ (208,578)
                                 ==========      =============     ==========          ===========      ==========

          See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                   2005            2004
                                                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                       $  (555,070)    $(1,127,727)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                      49,648          40,198
  Bad debts                                                                           9,062
  Amortization of loan costs                                                          6,863           4,117
  Gain on extinguishment of debt, net                                                    --        (243,800)
  Common stock and warrants issued for services                                      59,210             300
  Deferred equity based costs recognized                                             55,145         215,813
  Shares issued for interest                                                          2,400              --
  Financing costs - shares sold below market value                                    5,000          81,591
  Financing costs - options issued                                                       --         846,033
  Financing costs - options repriced                                                 45,058              --
  Cancellation of shares issued for services                                             --         (15,000)
 Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable                                          1,049         (32,916)
  (Increase) decrease in inventory                                                  (24,932)         12,524
  Increase in accounts payable and accrued expenses                                   4,608          75,162
                                                                                -----------     -----------
       Net cash used in operating activities                                       (341,959)       (143,705)
                                                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of intangibles                                                            (11,000)        (32,750)
 Purchase of property and equipment                                                  (1,305)         (5,446)
                                                                                -----------     -----------
       Net cash used in investing activities                                        (12,305)        (38,196)
                                                                                -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                             314,550         236,940
 Proceeds from loans payable officer and related party                               45,629          45,957
 Payments on loans from related party                                                (6,250)             --
 Principal payments on settlement payable                                           (63,328)       (126,653)
 Loan and stock subscription costs                                                       --         (10,200)
 Proceeds from issuance of notes and loans payable                                   32,900          52,020
                                                                                -----------     -----------
       Net cash provided by financing activities                                    323,501         198,064
                                                                                -----------     -----------

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH                                          14,259          (9,039)
                                                                                -----------     -----------

(DECREASE) INCREASE IN CASH                                                         (16,504)          7,124

BEGINNING OF YEAR                                                                    19,511          12,387
                                                                                -----------     -----------

CASH - END OF YEAR                                                              $     3,007     $    19,511
------------------                                                              ===========     ===========


          See accompanying notes to consolidated financial statements.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                 ----------------------------------------------

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

      (B) PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements for 2005 and 2004 include the accounts of Torbay Holdings, Inc. and its wholly owned subsidiaries Designer Appliances Limited and Designer Appliances, Inc. (collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation.

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

      (D) USE OF ESTIMATES

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Specifically, our management has estimated the expected economic life and value of our intangible assets, our net operating loss for tax purposes and our stock, option and warrant expenses related to compensation to employees, directors, consultants and others. Actual results could differ from those estimates.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                 ----------------------------------------------

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

      (H) INTELLECTUAL PROPERTY RIGHTS

      The Company has capitalized the costs to acquire intellectual property rights and amortizes them over their estimated useful life of 10 years. The amounts are included in the balance sheet as intangible assets.

      (I) IMPAIRMENT OF LONG-LIVED ASSETS

      The Company reviews long-lived assets for impairment under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ended December 31, 2005 and 2004, the Company determined that there were no long-lived assets that were impaired.

      (J) REVENUE RECOGNITION

      The Company's products are sold directly over the Internet and through distributorships. Products sold over the internet require complete payment via credit card prior to shipment. Products sold through distributors require the distributor to submit a purchase order and payment (according to terms and pricing approved by the Company) prior to shipment. Accordingly, revenues from sales over the internet and through distributors are recognized when the product is shipped as the price has been determined and collectibility has been reasonably assured.The Company provides a warranty on goods for two years from the date of sale. The Company has not established a warranty reserve as of December 31, 2005 or 2004 since the warranty expense is de minimus.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                 ----------------------------------------------

      (K) WEBSITE AND COMPUTER SOFTWARE COSTS

      The Company follows the AICPA's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), in accounting for its website and internal software costs. Accordingly, costs to obtain computer software from third parties obtained for internal use have been capitalized and amortized over their estimated useful life of 5 years. The Company follows "SFAS No 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86") in accounting for its software enhancement. Pursuant to SFAS No. 86, enhancements to existing software product that are intended to extend the life or improve significantly the marketability of the original product are amortized over an estimated useful life of 2 years. Costs incurred in operating a website that have no future benefits are expensed in the period in which they are incurred. Costs incurred in operating the website that have a future benefit are capitalized in accordance with SOP 98-1 and amortized over the respective future periods that are expected to benefit from the changes.

      (L) INCOME TAXES

      The Company accounts for income taxes under the Financial Accounting Standard Board ("FASB") SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

      (N) FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of certain financial instruments, including cash, accounts receivable, receivable on sale of common stock, accounts payable and accrued expenses, and notes and loans payable approximate their fair value as of December 31, 2005 because of the relatively short-term maturity of these instruments.

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

      (Q) COMPREHENSIVE LOSS

      The Company accounts for comprehensive income (loss) under SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130
      establishes standards for reporting and the display of comprehensive income and its components. The foreign currency translation gain (loss) resulting from the translation of the financial statements of DAL expressed in British pound sterling to United States dollars is reported as Other Comprehensive Income (Loss) in the Consolidated Statements of Operations and as Accumulated Other Comprehensive Income (Loss) in the Consolidated Statement of Changes in Stockholders' Deficiency.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                 ----------------------------------------------

      (R) LOSS PER SHARE

      Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive. At December 31, 2005 and 2004 the Company had 19,200,000 and 25,700,000 potentially dilutive securities, respectively.

      (S) STOCK BASED COMPENSATION

      The Company accounts for stock options and warrants issued to employees using the intrinsic value based method, under which compensation cost is measured as the excess of the stock's market price at the grant date over the amount an employee must pay to acquire the stock. The Company issued no options or warrants to employees during the years ended December 31, 2005 or 2004 and had no employee stock options or warrants outstanding at those dates. Stock options and warrants issued to non-employees are accounted for using the fair value based method, under which the expense is measured as the fair value of the security at the date of grant based on the Black-Scholes pricing model.

      Common stock issued as compensation is recorded based on the fair value of the stock issued on the date of grant.

      (T) RECLASSIFICATIONS

      Certain amounts from prior periods have been reclassified to conform to the current year presentation. (U) ADVERTISING The Company expenses the production costs of advertising the first time the advertising takes place. Advertising and marketing expense included in the statement of operations for the years ended December 31, 2004 and 2003 was $78,017 and $67,443, respectively.

      (U) ADVERTISING

      The Company expenses the production costs of advertising the first time the advertising takes place. Advertising and marketing expense included in the Consolidated Statement of Operations for the years ended December 31, 2005 and 2004 was $78,017 and $67,443 respectively.

      (V) RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, " Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions ". The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, APB No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB No. 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes this statement produces financial reporting that more faithfully represents the economics of the transactions. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No. 153 shall be applied prospectively. We have evaluated the impact of the adoption of SFAS No. 153, and do not believe the impact will be significant to the Company's overall results of operations or financial position.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                 ----------------------------------------------

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), " Share-Based Payment ". SFAS No. 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces FASB Statement No. 123, " Accounting for Stock-Based Compensation ", and supersedes APB Opinion No. 25, " Accounting for Stock Issued to Employees ". SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) were required to apply SFAS No. 123(R) as of the first interim or annual reporting period that began after June 15, 2005. SFAS No. 123(R) is applicable for the Company effective the first interim period that starts after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS No. 123(R), and believes that the impact will not be significant to the Company's future overall results of operations and financial position.

      In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 (" SAB 107 "). The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS No. 123(R).

      In May 2005, the FASB issued SFAS No. 154, " Accounting Changes and Error Corrections " ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 " Accounting Changes " and SFAS No. 3, " Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28 ". SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company has evaluated the effect that the adoption of SFAS 154 will have on its results of operations and financial condition and does not expect it to have a material impact.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                 ----------------------------------------------

NOTE 2 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

      During 2005, costs of $10,450 were deducted from the proceeds resulting from the sale of 9,000,000 shares of common stock (see Note 11).

      In June 2005, the Company issued 100,000 shares of common stock, valued at $4,000, for services provided. Of the amount, $3,000 offset an outstanding payable, and the remaining $1,000 was charged to expense.

      During 2005, a lender retained 1,700,000 shares of common stock, which originally had been held as collateral, in full settlement of the loan payable in the amount of $57,800.

      During 2005, a lender retained 2,090,000 shares of common stock, which originally had been held as collateral, as full payment for the loan in the amount of $32,900.

      During 2005, the Company issued 1,577,063 shares of common stock as repayments of an aggregate amount of $66,586 in advances received from officers (see Note 6).

      During 2005, the Company issued an aggregate of 13,240,000 shares of common stock to officers and directors for services. The shares have been valued at $264,800. Of this amount, $52,960 has been expensed and $211,840 has been deferred and will be expensed in 2006.

      During 2005, the Company issued 175,000 shares of common stock to a related party for administrative services in the amount of $5,250.

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

      During August 2004, the Company received $52,020 from a financial institution pursuant to a loan term sheet. The face value of the debt is $57,800; costs of $5,780 were deducted from the proceeds.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                 ----------------------------------------------

NOTE 3 PROPERTY AND EQUIPMENT

      Property and equipment as of December 31, 2005 consisted of the following:

        Manufacturing equipment                               $ 20,000
        Computer equipment                                      11,335
        Office equipment                                         5,529
                                                              --------
                                                                36,864
        Less accumulated depreciation                          (22,573)
                                                              --------
                                                              $ 14,291
                                                              ========

      Depreciation expense for the years ended December 31, 2005 and 2004 was $8,982 and $8,072, respectively. All of the depreciation expense is included in general and administrative expenses.

NOTE 4 INTANGIBLE ASSETS

      Intangible assets as of December 31, 2005 consisted of the following:

              Intellectual property            $  44,000
              Software license                    53,957
              Software development                60,900
                                               ---------
                                                 158,857
              Less accumulated amortization      (92,271)
                                               ---------
                                               $  66,586
                                               =========

      During 2005 and 2004, the Company incurred costs of $11,000 and $32,750, respectively, for the development of software enhancements.

      Amortization expense recorded in the statement of operations was $40,666 and $32,126 for 2005 and 2004, respectively.

      Amortization of the above costs for each of the next five years is as follows:

               2006                    28,707
               2007                    15,879
               2008                     4,400
               2009                     4,400
               2010                     4,400

                   TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                 ----------------------------------------------

NOTE 5 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      The following schedule reflects accounts payable and accrued expenses as of December 31, 2005:

                   Accounts payable             $286,083
                   Other accrued liabilities      40,555
                                                --------
                                                $326,638
                                                ========

NOTE 6 LOAN PAYABLE - OFFICERS AND RELATED PARTIES

      During February 2005, an officer advanced $20,629 to the Company for working capital purposes. The advances are non-interest bearing and are repayable upon demand.

      During the fourth quarter of 2004 an officer advanced $45,957 to the Company for working capital purposes. The advances are non-interest bearing and are repayable upon demand.
      In December 2005, the Company issued 1,577,063 shares of common stock as repayments of the above advances.

      During August 2005, the wife of an officer advanced $25,000 to the Company for working capital purposes. The advance will be repaid over twelve months, with monthly payments of $2,083 commencing September 2005. During 2005, the Company issued 80,000 shares of common stock, valued at $2,400, as interest on the loan.

      The Company had received advances from an officer who provided funding for working capital requirements. As of December 31, 2003, $9,663 was due to this officer. During April 2004, the Company issued 161,050 shares of common stock, having a fair value of $13,689, to settle this payable. Accordingly, the Company has recorded a loss on extinguishment of debt of $4,026 for the year ended December 31, 2004.

NOTE 7 12% CONVERTIBLE DEBENTURES

      On February 17, 2004, the Company and the debenture holders entered into a Redemption and Settlement Agreement and Mutual General Release (the "Settlement"). In accordance with the Settlement, all of the outstanding debentures and related warrants were redeemed by the Company. The Company issued 6,000,000 shares of common stock having a fair value of $162,000 to the debenture holders, and agreed to pay $200,000 in cash in monthly installments of $16,667, with a present value of $189,981, commencing May 1, 2004. The Company has recorded a gain of $247,826 related to the extinguishment for the year ended December 31, 2004.

NOTE 8 NOTES PAYABLE

      The Company had issued a $50,000 note due to an individual that is non-interest bearing, convertible to shares of common stock at $1.50 per share and unsecured, which was due March 23, 2003. This note is currently being renegotiated.

      During 2005, the Company received loans totalling $32,900 from an individual for working capital purposes. The loans were non-interest bearing and were repayable upon demand. The Company has issued 2,090,000 shares of common stock as collateral for the loan. These collateral shares were retained as payment of the loan. (See Note 11(B))

      During August 2004, the Company received $52,020 from a financial institution pursuant to a loan term sheet, with a face value of $57,800. The principal balance bore interest at the prevailing one month LIBOR, plus 3% (4.12% at December 31, 2004) and matured in one year. The loan was secured by 1,700,000 shares of the Company's common stock. The collateral shares were provided by a stockholder of the Company. The lender retained the collateral shares in settlement of the debt during 2005 (see Note 11(B)). The Company incurred costs of $10,980 in connection with obtaining this financing. This amount is being amortized over the one year term of the loan.

      During 2005, the Company received loans totalling $32,900 from an individual for working capital purposes. The loans were non-interest bearing and were repayable upon demand. The Company issued 2,290,000 shares of common stock as collateral for the loan. These collateral shares were retained as payment of the loan.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                 ----------------------------------------------

NOTE 9 INCOME TAXES

      The United States parent company and its United States subsidiary and its United Kingdom subsidiary file separate income tax returns.

      The United States parent company and its United States subsidiary's tax expense differs from the "expected" tax expense for the years ended December 31, 2005 and 2004 (computed by applying U.S. Federal Corporate tax rate of 34 percent to income before taxes), as follows:

                                                       2005          2004
                                                     ---------     ---------

        Computed "expected" tax expense (benefit)    $(180,371)    $ (23,391)
        Change in valuation allowance                  180,371        23,391
                                                     ---------     ---------
                                                     $     --      $      --
                                                     =========     =========

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets for the United States parent company and its United States subsidiary at December 31, 2005 and 2004 are as follows:


                                                    2005            2004
                                                -----------     -----------
       Deferred tax assets:
            Net operating loss carryforwards    $ 1,114,691     $   934,320
            Less valuation allowances            (1,114,691)       (934,320)
                                                -----------     -----------
       Net deferred tax assets                  $        --     $        --
                                                ===========     ===========

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                 ----------------------------------------------

      As of December 31, 2005, the United States parent company and its United States subsidiary had net operating loss carry forwards of approximately $3,279,000 for income tax purposes, available to offset future taxable income expiring on various dates through 2025. Based on the weight of available evidence, it is more likely than not that all of the deferred tax assets will not be realized. The valuation allowance as of December 31, 2005 was $1,114,691. The net change in the valuation allowance during the year ended December 31, 2005 was an increase of $180,371.

      The United Kingdom subsidiary has also incurred substantial net operating losses in prior years which result in no income tax expense or (benefit) for the years ended December 31, 2005 and 2004. The subsidiary's available net operating loss carry forward of approximately $534,000 results in a deferred tax asset of $160,200 (computed by applying the United Kingdom tax rate of 30%) which has been fully offset by a valuation allowance. The United Kingdom subsidiary is currently not an operating company.

NOTE 10 COMMITMENTS AND CONTINGENCIES

      (A) COMMITMENTS AND CONTINGENCIES

      The Company conducts its operations from facilities occupied pursuant to a lease that commenced in October 2003 and expires on October 31, 2006. The Company also pays the lease for an apartment occupied by an officer. Such occupancy is for the benefit of the Company. The apartment lease expired December 31, 2005 and was extended for a one year period, with a monthly rent of $2,075. Future minimum lease payments for the year ending December 31, 2006 are $43,036.

      Rent expense for the years ended December 31, 2005 and 2004 was $64,687 and $60,339, respectively.

      (B) ROYALTIES

      The Company is required to pay royalty payments at a rate of $3 per copy of certain software that is distributed in any manner. The minimum royalties are $500 for the second quarter of 2003, $1,000 for the third quarter for 2003, $2,000 for the fourth quarter of 2003 and $3,000 per quarter thereafter. The term of the agreement is perpetual provided the Company continues to pay the royalty payments within 120 days after the end of each quarter and abides by the other terms of the agreement. During the years ended December 31, 2005 and 2004, the Company recorded the minimum royalties expense of $12,000 and $12,000, respectively.

NOTE 11 STOCKHOLDERS' DEFICIENCY

      (A) PREFERRED STOCK

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                 ----------------------------------------------

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

      (B) COMMON STOCK

      During 2005 the Company amended its Certificate of Incorporation to increase the number of authorized shares from 120,000,000 shares (100,000,000 of common and 20,000,000 of preferred) to 270,000,000 shares
      (250,000,000 of common and 20,000,000 of preferred) with shareholder approval.

      During 2005, the Company received advances on a common stock purchase agreement. The gross amount of the advances was $200,000. The Company issued 9,000,000 shares of common stock in settlement of this advance. Costs of $10,450 were deducted, resulting in net proceeds of $189,550. The costs have been applied against additional paid-in capital. The purchaser will also be issued warrants exercisable into 9,000,000 shares of common stock. Half of these warrants will be exercisable at $0.024 and half will be exercisable at $0.033. The warrants will be issued upon the effectiveness of a registration statement covering the shares and the warrants. Upon the achievement of certain conditions, the Company may force the exercise of the warrants. The warrants will expire on December 31, 2008.

      During 2005, the Company issued 2,090,000 shares of common stock as collateral for the loan described in Note 8. These collateral shares were retained as payment of the loan.

      In June 2005, the Company issued 100,000 shares of common stock, valued at $4,000, for services provided. Of the amount, $3,000 offset an outstanding payable, and the remaining $1,000 was charged to expense.

      During 2005, the Company issued 700,000 shares of common stock for proceeds of $20,000. The Company has recorded a finance cost of $5,000 related to certain of these stock sales.

      During 2005, the Company issued 6,500,000 shares of common stock upon exercise of warrants, for gross proceeds of $125,000. Of this amount, $20,000 was received in 2006 and is shown as a receivable at December 31, 2005. The terms of the warrants had been modified to reduce the exercise price. As a result of the repricing, the Company has recorded a financing cost of $45,058 during 2005.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                 ----------------------------------------------

      In December 2005, the Company issued 1,577,063 shares of common stock as repayments of the advances from officers described in Note 6.

      During November and December 2005, the Company issued an aggregate of 13,415,000 shares of common stock, valued at $270,050, for services. Of this amount, $211,840 has been deferred and will be expensed in 2006.


      During 2005, the lender described in Note 8 retained 1,700,000 shares of common stock, which had been held as collateral, in settlement of a loan payable in the amount of $57,800. The collateral shares had been provided by an officer of the Company, and these shares were issued to the officer in November 2005.

      During 2005, the Company issued 80,000 shares of common stock, valued at $2,400, as interest on a loan from the wife of an officer.

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

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                 ----------------------------------------------

      During July 2004, the Company sold 37,500 shares of common stock for cash proceeds of $3,000.

      During August 2004 the Company received $50,000 pursuant to a stock subscription. As of December 31, 2004, 1,388,889 shares pursuant to the subscription were classified as shares to be issued on the Consolidated Statements of Changes in Stockholders' Deficiency. The shares to be issued were determined at 60% of the average closing bid price on the five trading days prior to closing. Accordingly, the Company has recorded a financing cost of $33,333 related to this discount. Additionally, the purchasers received 1,000,000 common stock purchase warrants. 500,000 warrants with an exercise price of $0.08 per share and 500,000 warrants with an exercise price of $0.12 per share. The warrants will expire December 31, 2008.

      The Company has deferred costs related to the issuance of options and common stock for services to be rendered through July 2005. During 2004, the Company expensed $94,628 of these costs and $55,145 remains deferred at December 31, 2004.

      On December 16, 2004 the Company granted 20,500,000 common stock purchase warrants to an investor group. The warrants were granted in consideration of a postponement of an interest payment related to the August 2004 obligation described in Note 8, and in anticipation of an equity funding expected to occur in 2005. The warrants are exercisable immediately and expire if unexercised by December 16, 2009. Upon registration of the underlying shares with the Securities and Exchange Commission, the Company can force the exercise of the warrants, provided that the investor would not be obligated to pay more than $75,000 within any 30 day period. The demand for exercise is subject to certain trading price requirements, relative to the exercise price of the warrants. The exercise prices of the warrants range from $0.03 to $0.13. The weighted average exercise price of the warrants is $0.07. The fair value of the warrants has been estimated at $846,033, using the Black Sholes pricing model with the following weighted average assumptions: estimated life of 1.34 years; dividend yield of 0%; volatility of 189%; risk free interest rate of 2.64%. This amount has been recorded a a financing expense in the Consolidated Statement of Operations.

NOTE 12 GOING CONCERN

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has a net loss of $555,070, a negative cash flow from operations of $341,959, a working capital deficiency of $296,250 and a stockholders' deficiency of $208,578. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The Company plans to increase it sales by further expanding its distributor base in the "ergonomic" market sector and is investigating opportunities to license its intellectual property rights in order to generate additional revenues. To this end the Company is seeking to extend its patents for its "grip-less" mouse across Europe and the Far East. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

      Management's plans include obtaining additional financing for which they are currently in active negotiations with several financing institutions and increasing sales of the Aerobicmouse.

NOTE 13 CONCENTRATIONS

      At December 31, 2005, one customer accounted for approximately 96% of accounts receivable balance. This customer accounted for approximately 22% of the sales during 2005. One other customer accounted for 14% of sales for 2005. The Company purchases its inventory from a single supplier, located in China.

      The loss of these significant customers and suppliers could have a material adverse impact in the Company's financial position and results of operations.

                     TORBAY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                 ----------------------------------------------

NOTE 14 SUBSEQUENT EVENTS

      During April 2006 the Company received $50,000 as an advance against a stock purchase agreement. Terms of the stock purchase have not yet been finalized.

      During January 2006 the Company filed a Registration Statement on Form S-8 covering 3,000,000 shares of common stock to be issued for consulting services.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 2006                TORBAY HOLDINGS, INC.

                                     By: /s/ William Thomas Large
                                         -------------------------------------
                                         President and Chief Executive Officer
                                         Principal Executive Officer and
                                         Principal Accounting Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                         Title                    Date
--------------------------        ----------------------          --------------

/s/ Alexander Gordon Lane         Chairman, Secretary             April 28, 2006
--------------------------          and a Director
Alexander Gordon Lane


/s/ William Thomas Large             President, Chief             April 28, 2006
--------------------------          Executive Officer,
William Thomas Large              Chief Financial Officer
                                      and Director


/s/ Thomas A. Marchant
--------------------------              Director                  April 28, 2006
Thomas A. Marchant