Form 10QSB
period 2006-03-31
TORBAY HOLDINGS INC
filed 2006-05-19
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

    For the transition period from _____ to _____

Commission file number 0-25417

TORBAY HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE	52-2143186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 OLD COUNTRY ROAD, SUITE 205, MINEOLA, NEW YORK 11501
(Address of principal executive offices)

516-747-5955
(Issuer's Telephone Number)

NOT APPLICABLE
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The Company had 131,674,439 shares of common stock outstanding as of April 13, 2006.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
Yes ☐ No ☒

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2006
(UNAUDITED)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSETS
CURRENT ASSETS
Cash	$11,625
Accounts receivable	8,312
Inventory	40,324
Total Current Assets	60,261

PROPERTY AND EQUIPMENT - NET	13,724

OTHER ASSETS
Intangible assets - net	57,319
Deposits	6,795
Total Other Assets	64,114

TOTAL ASSETS	$138,099

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$330,219
Advances payable - related party	43,334
Note payable	50,000
Total Current Liabilities	423,553

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.0001 par value, 20,000,000 shares authorized, 420,000 issued and outstanding	42
Common stock, $.0001 par value, 250,000,000 shares authorized, 131,674,439 shares issued and outstanding	13,168
Common stock to be issued (500,000 shares)	50
Additional paid-in capital	5,783,150
Accumulated deficit	(5,846,237)
Accumulated other comprehensive loss	(16,747)
Deferred equity based expense	(218,880)
TOTAL STOCKHOLDERS’ DEFICIENCY	(285,454)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$138,099

See accompanying notes to condensed consolidated financial statements.

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005

SALES, NET	$77,718	$95,580

COST OF SALES	25,026	25,047

GROSS PROFIT	52,692	70,533

OPERATING EXPENSES
Selling	22,280	45,178
Consulting fees	86,750	–
Professional fees	42,353	32,662
Compensation	72,255	32,669
Other general and administrative	82,324	60,984
Total operating expenses	305,962	171,493

LOSS FROM OPERATIONS	(253,270)	(100,960)

OTHER INCOME (EXPENSE)
Interest and financing costs	–	(5,922)

NET LOSS	(253,270)	(106,882)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation (loss) income	(1,316)	3,298

COMPREHENSIVE (LOSS) INCOME	$(254,586)	$(103,584)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$–	$–

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	130,770,828	90,837,376

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(253,270)	$(106,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,595	12,994
Amortization of loan costs	–	2,745
Common stock and warrants issued for services	92,250	–
Deferred equity based costs recognized	82,960	23,633
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	17,788	(1,258)
Decrease in inventory	9,707	11,365
Increase (decrease) in accounts payable and accrued expenses	3,581	(10,899)
Net cash used in operating activities	(35,389)	(68,302)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangibles	–	(11,000)
Purchase of property and equipment	(1,761)	(1,305)
Net cash used in investing activities	(1,761)	(12,305)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	22,500	–
Advance received on common stock purchase	–	89,550
Principal payments on settlement payable	–	(47,495)
Proceeds from issuance of notes and loans payable	–	16,900
Advances received from stockholder	35,000	20,629
Repayments of advances received from stockholder	(10,416)	–
Net cash provided by financing activities	47,084	79,584

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,316)	3,300

INCREASE IN CASH	8,618	2,277

CASH - BEGINNING OF PERIOD	3,007	19,511

CASH - END OF PERIOD	$11,625	$21,788

Interest paid	$–	$2,505

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation
NOT

The accompanying condensed consolidated financial statements include the accounts of Torbay Holdings, Inc. and its wholly owned subsidiaries, Designer Appliances Limited and Designer Appliances, Inc. (collectively, the “Company”). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The accompanying condensed consolidated financial statements and the information included under the heading “Management’s Discussion and Analysis” should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Form 10-KSB for the year ended December 31, 2005.

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

(C) Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the three months ended March 31, 2006 and 2005 since the effect would be anti-dilutive. There were 19,270,000 and 25,700,000 common stock equivalents at March 31, 2006 and 2005, respectively.

(D) Stock Options and Warrants

On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for our employee stock options because the option exercise price equaled the market price on the date of grant. Prior to January 1, 2006, we only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

In adopting SFAS No. 123(R), we elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. We had no outstanding unvested awards at the adoption date and we had no outstanding unvested awards during the 2005 comparative period.

NOTE 2 INTANGIBLE ASSETS

Amortization expense for the three months ended March 31, 2006 and 2005 was $9,267 and $10,773, respectively. The amortization expense has been included in cost of sales.

NOTE 3 STOCKHOLDERS’ DEFICIENCY

During the three months ended March 31, 2006 the Company issued 6,075,000 shares of common stock, valued at $182,250, for services. Of this amount, $60,000 has been deferred at March 31 and will be amortized over an eight month period.

During the three months ended March 31, 2006, the Company sold 100,000 shares of common stock for cash proceeds of $2,500.

NOTE 4 GOING CONCERN

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $253,270 and a negative cash flow from operations of $35,389 for the three months ended March 31, 2006 and a working capital deficiency of $363,292 and a stockholders' deficiency of $285,454 as of March 31, 2006. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds to finance its operations. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s plans include the investigation of additional financing options in addition to the warrant instruments already in place; this will be to increase sales of the company’s computer mouse and related products in addition to actively pursuing co-marketing and licensing agreements for all products.

NOTE 5 LOAN PAYABLE - RELATED PARTIES

During the three months ended March 31, 2005, the wife of an officer advanced $35,000 to the Company for working capital purposes. It is intended that $15,000 will be repaid in June 2006 and $20,000 will be repaid in the third quarter of 2006. Interest on the advances accrues at 9.5% per year and will be paid in the form of the Company’s common stock.

During the three months ended March 31, 2006 the Company repaid $10,416 of prior advances from the above individual and the total due to her at March 31, 2006 is $43,334.

NOTE 6 SUBSEQUENT EVENTS

Subsequent to March 31, 2006, the Company repriced 8,000,000 common stock purchase warrants with exercise prices ranging from $0.07 to $0.10. The repricing reduced the exercise price of the warrants to $0.01. The holder of the warrants then exercised 7,500,000 of the warrants and the Company received cash proceeds of $75,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Company intends to market and sell only products that are designed to attract a premium, niche or upscale market. Management believes that it has identified several products, including the AirO2bic "Grip-less" Mouse and Nib "Click-less" software, of an under exploited opportunity in the computer, household and domestic appliances markets. Because of the Company’s precarious financial condition and limited capital resources, it is currently limiting its operations to the production and sale of the AirO2bic Mouse and related software.

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

Revenue Recognition

The Company's products are sold directly over the internet and through distributorships. Products sold over the internet require complete payment via credit card prior to shipment. Products sold through distributors require the distributor to submit a purchase order and payment (according to terms and pricing approved by the Company) prior to shipment. Accordingly, revenues from sales over the internet and through distributors are recognized when the product is shipped as the price has been determined and collectibility has been reasonably assured. Consigned is not recognized as revenue until the product has been sold by the consignee. The Company provides a warranty on goods for two years from the date of sale. The Company has not established a warranty reserve as of March 31, 2006 or 2005 since the amount is not material based on past experience.

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

Stock Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for our employee stock options because the option exercise price equaled the market price on the date of grant. Prior to January 1, 2006, we only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

In adopting SFAS No. 123(R), we elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. We had no outstanding unvested awards at the adoption date and we had no outstanding unvested awards during the 2005 comparative period.

RESULTS OF OPERATIONS FOR THE 3 MONTHS ENDED MARCH 31, 2006 AND 2005

Revenue

For the three months ended March 31, 2006 the Company generated revenue of $77,718 compared to $95,580 for the three months ended March 31, 2005, a decrease of $17,862 or 19%. Cost of sales was $25,026 for the three months ended March 31, 2006, compared to $25,047 for the three months ended March 31, 2005. Gross profit was $52,692 or 67.8% of net revenues for the three months ended March 31, 2006 relative to $70,533 or 73.8% of net revenues for the three months ended March 31, 2005. Costs of sales includes the amortization of software development costs, which are a relatively fixed cost. The decrease in the Company’s revenues in the three months ended March 31, 2006 reflects the timing and fulfillment of European orders. Shipments to Europe are now consolidated and shipped direct from the factory. An order was received in the first quarter of 2006 in the amount of $50,000, which will be recognized as revenue once it is shipped.

Operating Expenses

For the three months ended March 31, 2006, operating expenses increased $134,469 or 78% from $171,493 for the three months ended March 31, 2005 to $305,962 for the three months ended March 31, 2006. The increase in the Company's operating expenses result primarily from increases in consulting costs of $86,750, compensation costs of $39,586 and professional fees of $9,691. Decreases in selling expenses of $22, 898 were offset by an increase in overall general and administrative expenses of $21,340. Consulting fees include services provided in connection with relaxation techniques to be deployed in software and media products.

Other Income (Expenses)

There were no other income or expense items for the three months ended March 31, 2006. We incurred $5,922 of interest and financing expense for the three months ended March 31, 2005.

Net Loss

The Company incurred a net loss $253,270 for the three months ended March 31, 2006 relative to a net loss of $106,882 for the three months ended March 31, 2005. The $146,388 increase in net loss is primarily attributable to the decrease in gross profit and the increase in operating expenses in the three months ended March 31, 2006.

Liquidity and Cash Position

Operating Activities

For the three months ended March 31, 2006 and 2005, the Company used $35,389 and $68,302, respectively, to fund operating activities. For the three months ended March 31, 2006, a loss of $253,270 was partially offset by non-cash charges of 11,595 of depreciation and amortization expense and $175,210 of stock based compensation. For the three months ended March 31, 2005, a loss of $106,882 was partially offset by non-cash charges of $12,994 of depreciation and amortization expense, $2,745 of loan cost amortization and $23,633 of stock based compensation.

Investing Activities

For the three months ended March 31, 2006 and March 31, 2005, the Company used $1,761 and $12,305, respectively, to fund investing activities. The costs in 2005 include $11,000 in costs attributable to the development of software.

Financing Activities

For the three months ended March 31, 2006 and March 31, 2005, the Company realized cash of $47,084 and $79,584, respectively, in connection with financing activities. For 2006, the financing activities included the receipt of $20,000 pursuant to the exercise of warrants which occurred in 2005, $22,500 from the current sale of common stock and $24,584 in net advances from a related party. For 2005, we received $89,550 in advances against a stock purchase agreement, $37,529 in loans and advances from related parties and others, and we paid $47,495 in principal payments relating to a settlement of convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

The Company, including its subsidiaries, during its development stage incurred start-up costs, including administrative costs and research and development costs, while realizing limited operating revenue. The Company has had negative cash flow from operations since its inception. In the three months ended March 31, 2006 such negative cash flow was $35,389.

During the three months ended March 31, 2006 in order to fund operations the Company issued 6,075,000 shares of common stock, valued at $182,250, for services and sold 100,000 shares of common stock for cash proceeds of $22,500.

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

Going Concern Qualification

For the three months ended March 31, 2006 the Company had a net loss of $253,270 and a negative cash flow from operations of $35,389, and as of March 31, 2006 the Company had a working capital deficiency of $363,292 and a stockholders' deficiency of $285,454. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The Company plans to increase its sales by further expanding its distributor base in the “ergonomic” market sector and is investigating opportunities to license its intellectual property rights in order to generate additional revenues.  To this end the Company is seeking to extend its patents for its “grip-less” mouse across Europe and the Far East. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management’s plans include obtaining additional financing for which they are currently in active negotiations with several financing institutions and increasing sales of the AirO2bic computer mouse.

SECTION 508 AMENDMENTS TO REHABILITATION ACT.

The General Services Administration (the “GSA”) implemented a program that sets standards for information technology so as to make such technology accessible to those with special needs. The standards are applied under what is called Section 508, which are described in full at www.section508.gov. Details pertaining to our products can be found at www.aerobicmouse.com under the heading GSA Section 508.
These standards include a section relating to input devices, such as computer mice and under item 1194.26, which relates to subsection 1193.26- 2.0 a standard is prescribed for input devices. Companies that consider their products to meet the standards can apply to have their products listed within the “Buy Accessible” section of the section508.gov website and also list a Voluntary Product Accessibility Template (“VPAT”) by which government purchasing officials can perform their own due diligence so as to ensure the purchases they make are Section 508 compliant. The GSA Section 508 Group then provides access to the product and company information on the website. The Company, having evaluated the standard and believing that its products complied, submitted its applications for its hardware and software products which were subsequently processed and listed on the Section 508 website.

Section 508 compliance has been a requirement of system purchases, typically large contracts over $2,500, since July, 2001 whereas “Micropurchases”- purchases less than $2,500 and typically by credit card -- have been exempt from Section 508 compliance. This exemption was due to expire on October 1, 2004, thereby making all purchases to require Section 508 compliance. This exemption was extended on October 5, 2004 until April 1, 2005 and was designated the “final extension.” The Company was made aware by third parties that its products were no longer listed in the Section 508 website. We had not been advised of their removal and upon inquiry we were told that computer mice were not considered as requiring Section 508 compliance and that our listing, by then some 18 months, was erroneous.

Following review by various bodies, at a meeting in December, 2005 the Company’s interpretation of Section 508 law, that computer mice were subject to the standards, was confirmed and the Company’s products were re-listed on the Buy Accessible section of the www.section508.gov website.

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

At this time the Company believes that it holds a unique position in the marketplace, as it is the only provider of mouse products that do not require grip to be used and has an associated software product that removes the need to be clicked. Additionally we the development of (patent pending) Brakemoor™ Anti.Fatigue™ software we uniquely seek to redefine that market and avoid the potential risks that can be associated with performing active (stretching) exercise, by employing a passive relaxation model in our opinion is more in convert with the needs of human physiology that is in a fatigued state. So too the fact that our software does not employ employee work monitoring, or “Productivity Profiling” as it is commonly known.

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

The Company believes that this sector is now on the fringe of opportunity for supply into a bigger market accessible by retail distribution. Research conducted on behalf of Microsoft and found at www.microsoft.com/enable/research under “Key Findings” on the first page states.

“57% of computer users are likely or very likely to benefit from the use of accessible technology.

44% of computer users use some form of accessible technology.

Users seek solutions to make their computers easier to use, not for solutions based on their health or disability.

Making accessibility options easier to discover and use will result in computers that are easier, more convenient, and more comfortable for computer users.”

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

At this time there are no other competitors who state they are providers of a Grip-less or Click-less computer mouse products. Neither are any manufacturer we are aware of promoting their products based upon physiological principles reflected in the market message we define as “Anti.Fatigue™”.

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

Products:
o Introduced in 2002: Quill “grip-less” mouse, which allows the user to mouse without the need to grip, which is indicated as a contributory factor in those who develop Functional Impairments such as Repetitive Strain Injury or Carpal tunnel Syndrome.

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

o Introduced in 2004: Nib (for PC’s) "click-less" software, with Gesture technology, which enhances the previous version by allowing the selection of different click types by the movement of the mouse cursor. To Gesture a Right click the mouse cursor is moved to the right and back, to Gesture a double click, to the left and back or to highlight or drag, downwards and back.

o Introduced in 2003: Nib (for PC’s) Trial version with Gesture Technology: This is a 30-day active version of Nib software which is freely downloaded from the Company's www.quillmouse.com website.

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

o Introduced in 2004 “The Clickless Web”: This is a development on the Company’s Clickless software. The Clickless software, an application that performs mouse button clicks for the user, is a computer resident program that requires installation upon the user’s computer following purchase. One element of the computer resident software is the ability to click links and other functions, which enables interaction with the Internet, so as to be able to surf it and store files etc., from it. This new development, as a product called among other names, “The Clickless Web”, takes the “web surfing and interacting” component of the computer resident software, and, using a webpage application tool called “Active X”, allows these features to be accessed temporarily when a website, empowered with the feature, is enabled. This type of application known as “tools on demand” is considered a future direction and application of the Internet in which there is less requirement for software to be loaded onto a computer, or hand held device. Such applications as needed, are accessed on demand, and can be potentially prepaid as a service, or rented for the duration of their use. This feature could increase the portability of applications and also decrease memory requirements and hard disk management of Internet connected devices. The Clickless Web is the Company’s first product in this potential growth area. Prior to its launch and in keeping with its strategy, the Company filed a world-wide patent application on this technology.

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

o Planned for Introduction On Hold: SooToSee; currently in Alpha (in-house) testing this software is designed as a dynamic magnification system to assist those who need such assistance for observing computer screens, so as to enhance their accuracy of pointing the computer mouse cursor, or help in reading small text as is frequently the case with computer program menus and text on the internet. This is as an aid to vision and does not replace the need of use of spectacles, though it is envisaged that it will find application for those with severe sight impairment. This is part of a new software development package.

o Planned for Introduction On Hold: SooToSpeak; currently in late development stage. This software is designed as convert HTML text, such as is used on Internet web pages and now more commonly in email systems and program menu systems, into an audible speech output, utilizing existing and proprietary to others, voice synthesis systems such as the “supplied as standard” Windows XP voice “Microsoft SAM”.

oIntroduced Q4, 2005. Brakemoor™ range of AntiFatigue Software:

This is an entirely “home grown” product that is not subject to license or cost other than development. Following a similar business model to AntiViral software it is our believe that many of the issues of prevention of fatigue related injuries such as Carpal Tunnel Syndrome and Repetitive Strain Injuries can be minimized if not eliminated by adequate work fatigue management, which ahead of injury, is a relatively low cost proposition.

BrakemoorShare is a “freeware” promotion version.

Brakemoor™ is a feature enhanced purchased version ($49,95 retail) aimed at the home and small business market BrakemoorPro™ (in alpha testing) is targeted at the professional and site licensed market.

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

Scientific developments we believe are of significance to our business: Researchers in the U.S. have developed an “animal model” for the investigation of the pathology of repetitive use injuries or “Negligible Force” injuries as they describe them. The lack of clinical validation, by way of recognition of the pathological consequences of repetitive injuries, we believe, impacts the opinions and therefore the actions of legislators, employers, insurers and product manufacturers.

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

Microsoft Assistive Technology Vendor Program (MATvp).

Designer Appliances Inc was recently enrolled into the MATvp program. The primary purpose of this program is to decrease the time from development to market for assistive technology products. Quarterly meetings are held with Microsoft and we anticipate receipt of the “nearer market” beta test versions of Longhorn shortly.

Hewlett-Packard Assistive Technology Listing

The Hewlett-Packard Company (“HP”) lists all of the Company’s products in their Small and Medium Business catalogue under the section of Assistive Technology.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls And Procedures
Management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this Form 10-QSB, we are not a party to any litigation, and management has no knowledge of any threatened or pending litigation against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2006 did not sell any equity securities, except that during the quarter we issued an aggregate of 6,075,000 shares of our Common Stock for services and 100,000 shares of our common stock for a purchase price of $2,500. The issuances were made in private placement transactions under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

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

TORBAY HOLDINGS, INC.

By:	William Thomas Large
Name: William Thomas Large
Date: May 19, 2006	Title President and Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)