Form 10QSB
period 2006-06-30
TORBAY HOLDINGS INC
filed 2006-08-18
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The Company had 150,174,439 shares of common stock outstanding as of August 8, 2006.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$31,047
Accounts receivable	31,780
Inventory	26,474
Total Current Assets	89,301

PROPERTY AND EQUIPMENT - NET	11,323

OTHER ASSETS
Intangible assets - net	49,350
Deposits	6,795
Total Other Assets	56,145

TOTAL ASSETS	$156,769
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$273,536
Advances payable - related party	39,167
Notes payable	50,000
Total Current Liabilities	362,703

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.0001 par value, 20,000,000 shares authorized, 420,000 issued and outstanding	42
Common stock, $.0001 par value, 250,000,000 shares authorized, 149,174,439 shares issued and outstanding	14,918
Additional paid-in capital	5,965,624
Accumulated deficit	(6,021,051)
Accumulated other comprehensive loss	(22,047)
Deferred compensation	(143,420)
TOTAL STOCKHOLDERS’ DEFICIENCY	(205,934)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$156,769

See accompanying notes to condensed consolidated financial statements.

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005

SALES, NET	$100,344	$76,285	$178,062	$171,865

COST OF SALES	25,720	23,384	50,746	48,431

GROSS PROFIT	74,624	52,901	127,316	123,434

OPERATING EXPENSES
Selling	30,758	24,761	53,038	69,939
Consulting fees	22,500	-	109,250	-
Professional fees	26,132	60,454	68,485	93,116
Compensation	80,627	18,614	152,882	51,283
Other general and administrative	53,997	82,023	136,321	143,007
Total operating expenses	214,014	185,852	519,976	357,345

LOSS FROM OPERATIONS	(139,390)	(132,951)	(392,660)	(233,911)

OTHER INCOME (EXPENSE)
Interest and financing costs	(35,424)	(4,279)	(35,424)	(10,201)

NET LOSS	(174,814)	(137,230)	(428,084)	(244,112)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation income (loss)	(5,300)	5,142	(6,616)	8,440

COMPREHENSIVE LOSS	$(180,114)	$(132,088)	$(434,700)	$(235,672)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	136,844,769	90,861,552	133,824,577	90,849,531

See accompanying notes to condensed consolidated financial statements.

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(428,084)	$(244,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,965	26,660
Amortization of loan costs	-	5,490
Financing cost - warrants repriced	34,174	-
Common stock and warrants issued for services	92,250	1,000
Deferred compensation	158,420	47,266
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,680)	25,197
Decrease in inventory	23,557	21,504
Decrease in accounts payable and accrued expenses	(53,102)	(17,905)
Net cash used in operating activities	(156,500)	(157,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in intangible assets	-	(11,000)
Purchase of property and equipment	(1,761)	(1,305)
Net cash used in investing activities	(1,761)	(12,305)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	172,500	-
Advance received on common stock purchase	-	189,550
Principal payments on settlement payable	-	(63,328)
Proceeds from issuance of notes and loans payable	-	32,900
Advances received from related party	35,000	20,629
Repayments of advances received from related party	(14,583)	-
Net cash provided by financing activities	192,917	179,751

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6,616)	8,440

INCREASE IN CASH	28,040	18,486

CASH - BEGINNING OF PERIOD	3,007	19,511

CASH - END OF PERIOD	$31,047	$37,997

Interest paid	$-	$3,339

See accompanying notes to condensed consolidated financial statements.

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

NOTE 1  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Torbay Holdings, Inc. and its wholly owned subsidiaries, Designer Appliances Limited and Designer Appliances, Inc. (collectively, the “Company”). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The accompanying condensed consolidated financial statements and the information included under the heading “Management’s Discussion and Analysis” should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Form 10-KSB for the year ended December 31, 2005.

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

(C) Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the three and six months ended June 30, 2006 and 2005 since the effect would be anti-dilutive. There were 11,700,000 and 25,700,000 common stock equivalents at June 30, 2006 and 2005, respectively.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
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

NOTE 2   INTANGIBLE ASSETS

Amortization expense for the six months ended June 30, 2006 and 2005 was $17,236 and $22,183, respectively. Amortization expense for the three months ended June 30, 2006 and 2005 was $7,970 and $11,410, respectively. The amortization expense has been included in cost of sales.

NOTE 3  STOCKHOLDERS’ DEFICIENCY

During the six months ended June 30, 2006 the Company issued 6,075,000 shares of common stock, valued at $182,250, for services. Of this amount, $37,500 has been deferred at June 30, 2006 and will be amortized over a five month period.

During the three months ended March 31, 2006, the Company sold 100,000 shares of common stock for cash proceeds of $2,500. During this period, the Company also received $20,000 from the sale of common stock which occurred in 2005.

During the three months ended June 30, 2006, the Company sold 10,000,000 shares of common stock for cash proceeds of $75,000.

During the three months ended June 30, 2006, the Company repriced 8,000,000 common stock purchase warrants with exercise prices ranging from $0.07 to $0.10. The repricing reduced the exercise price of the warrants to $0.01. The holder of the warrants then exercised 7,500,000 of the warrants and the Company received cash proceeds of $75,000. As a result of the repricing, the fair value of the warrants increased by $34,174 and this amount has been charged to expense during the period.

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

NOTE 4   GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $428,084 and a negative cash flow from operations of $156,500 for the six months ended June 30, 2006 and a working capital deficiency of $273,402 and a stockholders' deficiency of $205,934 as of June 30, 2006. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds to finance its operations. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s plans include the investigation of additional financing options in addition to the warrant instruments already in place; this will be to increase sales of the company’s computer mouse and related products in addition to actively pursuing co-marketing and licensing agreements for all products.

NOTE 5   LOAN PAYABLE - RELATED PARTIES

During the six months ended June 30, 2006, the spouse of an officer advanced $35,000 to the Company for working capital purposes. Interest on the advances accrues at 9.5% per year and will be paid in the form of the Company’s common stock. The Company expects to repay this advance during the third quarter of 2006. Accrued interest at June 30, 2006 is $1,250.

During the three months ended March 31, 2006 the Company repaid $10,416 of prior advances from the above individual, and repaid an additional $4,167 during the three months ended June 30, 2006. The total due on this advance at June 30, 2006 is $39,167.

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

RESULTS OF OPERATIONS FOR THE 3 MONTHS ENDED JUNE 30, 2006 AND 2005

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

Revenue Recognition

The Company's products are sold directly over the internet and through distributorships. Products sold over the internet require complete payment via credit card prior to shipment. Products sold through distributors require the distributor to submit a purchase order and payment (according to terms and pricing approved by the Company) prior to shipment. Accordingly, revenues from sales over the internet and through distributors are recognized when the product is shipped as the price has been determined and collection has been reasonably assured. Consigned is not recognized as revenue until the product has been sold by the consignee. The Company provides a warranty on goods for two years from the date of sale. The Company has not established a warranty reserve as of June 30, 2006 since the amount is not material based on past experience.

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

Revenue

For the three months ended June 30, 2006, the Company generated revenue from sales of $100,344 compared to $76,285 for the three months ended June 30, 2005, an increase of $24,059, or 31.5%. Cost of sales was $25,720 for the three months ended June 30, 2006, compared to $23,384 for the three months ended June 30, 2005, a increase of $2,336 or 10%. Gross profit was $74,624 or 74.4% of net revenues for the three months ended June 30, 2006 relative to $52,901 or 69.3% of net revenues for the three months ended June 30, 2005. Cost of sales includes the amortization of software development costs, which are a relatively fixed cost. The increase in the Company’s revenues and cost of sales in the three months ended June 30, 2006 reflects a combination of increased business from both distributors and direct website sales and the timing and fulfillment of European orders. Shipments to Europe are now consolidated and shipped direct from the factory.

Operating Expenses

For the three months ended June 30, 2006, operating expenses increased $28,162 or 15.2% from $185,852 for the three months ended June 30, 2005 to $214,014 for the three months ended June 30, 2006. The increase in the Company's operating expenses result primarily from increases in consulting costs of $22,500, compensation costs of $62,013 and selling expenses of $5,997, partially offset by decreases in professional fees of $34,322 and in overall general and administrative expenses of $28,026. Consulting fees include services provided in connection with relaxation techniques to be deployed in software and media products. Included in consulting and compensation expense are non-cash charges for stock based compensation aggregating $75,460.

Other Income (Expenses)

For the 3 months ended June 30, 2006 interest and financing costs were $35,424 compared to $4,279 for the three months ended June 30, 2005. The primary component of the 2006 expense was a non-cash charge of $34,174 resulting from the repricing of certain of our common stock purchase warrants.

Net Loss

The Company incurred a net loss of $174,814 for the three months ended June 30, 2006 relative to a net loss of $137,230 for the three months ended June 30, 2005. The $37,584 increase in net loss is primarily attributable to an increase in operating expenses in the three months ended June 30, 2006, partially offset by the increase in sales activity.

RESULTS OF OPERATIONS FOR THE 6 MONTHS ENDED JUNE 30, 2006 AND 2005

Revenue

For the six months ended June 30, 2006 the Company generated revenue of $178,062 compared to $171,865 for the six months ended June 30, 2005, an increase of $6,197 or 3.4%. Cost of sales was $50,746 for the six months ended June 30, 2006, compared to $48,431 for the six months ended June 30, 2005. Gross profit was $127,316 or 71.5% of net revenues for the six months ended June 30, 2006 relative to $123,434 or 71.8% of net revenues for the six months ended June 30, 2005. Cost of sales includes the amortization of software development costs, which are a relatively fixed cost.

Operating Expenses

For the six months ended June 30, 2006, operating expenses increased $162,631 or 45.5% from $357,345 for the six months ended June 30, 2005 to $519,976 for the six months ended June 30, 2006. The increase in the Company's operating expenses result primarily from increases in consulting fees of $109,250 and compensation expense of $101,599, partially offset by decreases in selling expenses of $16,901, professional fees of $24,631 and other general and administrative expenses of $6,686. Consulting fees include services provided in connection with relaxation techniques to be deployed in software and media products. Included in consulting and compensation expense are non-cash charges for stock based compensation aggregating $215,170.

Other Income (Expenses)

For the six months ended June 30, 2006, interest and financing expense was $35,424, compared to $10,201 for the six months ended June 30, 2005. The primary component on the 2006 expense was a non-cash charge of $34,174 resulting from the repricing of certain of our common stock purchase warrants.

Net Loss

The Company incurred a net loss $428,084 for the six months ended June 30, 2006 relative to a net loss of $244,112 for the six months ended June 30, 2005 The $183,972 increase in net loss is primarily attributable to increase in operating expenses and financing costs in the six ended June 30, 2006.

Liquidity and Cash Position

Operating Activities

For the six months ended June 30, 2006 and 2005, the Company used $156,500 and $157,400, respectively, to fund operating activities. For the six months ended June 30, 2006, a loss of $428,084 was partially offset by non-cash charges of 21,965 of depreciation and amortization expense and $284,844 of stock based compensation and financing expense and increased by the net decrease in operating liabilities. For the six months ended June 30, 2005, a loss of $244,112 was partially offset by non-cash charges of $26,660 of depreciation and amortization expense, $5,490 of loan cost amortization, $48,266 of stock based compensation and a net decrease in operating assets.

Investing Activities

For the six months ended June 30, 2006 and June 30, 2005, the Company used $1,761 and $12,305, respectively, to fund investing activities. The costs in 2005 include $11,000 in costs attributable to the development of software.

Financing Activities

For the six months ended June 30, 2006 and June 30, 2005, the Company realized cash of $192,917 and $179,751, respectively, in connection with financing activities. For 2006, the financing activities included the receipt of $20,000 pursuant to the exercise of warrants which occurred in 2005, $97,500 from the current sale of common stock, $75,000 from the exercise of warrants, and $20,417 in net advances from a related party. For 2005, we received $189,550 in advances against a stock purchase agreement, $53,529 in loans and advances from related parties and others, and we paid $63,328 in principal payments relating to a settlement of convertible debentures.

Going Concern Qualification

For the six months ended June 30, 2006 the Company has a net loss of $428,084 and a negative cash flow from operations of $156,500, and as of June 30, 2006 the Company had a working capital deficiency of $273,402. These factors raise substantial doubt about the Company's ability to continue as a going concern. . The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The Company plans to increase its sales by further expanding its distributor base in the “ergonomic” market sector and is investigating opportunities to license its intellectual property rights in order to generate additional revenues.  To this end the Company is seeking to extend its patents for its “grip-less” mouse across Europe and the Far East. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management’s plans include obtaining additional financing for which they are currently in active negotiations with several financing institutions and increasing sales of the AirO2bic computer mouse.

LIQUIDITY AND CAPITAL RESOURCES

The Company, including its subsidiaries, has incurred start-up costs, including administrative costs and research and development costs, while realizing limited operating revenue. The Company has had negative cash flow from operations since its inception. In the six months ended June 30, 2006 such negative cash flow was $156,500.

During the six months ended June 30, 2006, in order to fund operations, the Company issued 6,075,000 shares of common stock, valued at $182,250, for services and sold 10,100,000 shares of common stock for cash proceeds of $172,500.

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

The Company’s strategy is to develop product and brand recognition amongst the "professional ergonomic" industry ahead of investigating “niche” assistive technology markets in the broader retail sector of the computer peripheral business. To this end the Company has been exploiting a strategic relationship with Advanced Computer Peripherals, Inc. (“ACP”), which has resulted so far in the inclusions of our mouse products via ACP into Ingram Micro’s EDI sales distribution system. This has resulted in listing of our products on websites such as the Comp USA and Wal-Mart websites..

The Company continues to investigate the opportunity to increase its sales to the US Government following clarification that Section 508 Law does require computer mice to meet the prevailing standards. The Company has developed an increasing reliance upon distributor/resellers. This business is now in excess of 50% of our sales. The potential for reduction in margins relative to the costs of direct access by the Company in to those markets, measured by time, employment of additional personnel and marketing costs and the use of distributors is considered to likely yield a greater return at this time. Further opportunities have opened up and we are considering the possibility of entering into the retail computer market sector, possibly by licensing the right to sell our products and also by the production of infomercials that promote our own sales. Reductions in gross margin may be necessary to achieve the pricing incentives required by such outlets Existing distribution channels show seasonality in that a lower business activity was observed during main holiday seasons; most noticeably during the winter holiday period. The Company has no plans to launch other products outside of the computer peripheral market at this time. It continues to seek to strengthen its Intellectual Property Rights (“IPR”) assets in the area of computer peripherals. In the first quarter of 2006 we further extended the geographical scope of our patent application for our “grip-less mouse.” To date, the Company's intellectual property rights portfolio includes vacuum cleaner, fans, heaters and other domestic appliances. The Company intends to remain focused on developing sales of its Mouse and Software related products and developing other “parallel” product technologies into products.

US Mouse Patent Allowed:

In July 2006 notification was received from the US Patent and Trademark Office that the US Patent upon the Company’s “Grip-less Mouse” product had been allowed.

COMPETITION:

It is the view of the Company’s Board of Directors that all suppliers of computer mouse products are potential competition. Within that principle it can be considered that there exists direct competition, at this time considered to be companies marketing other niche or small scale ergonomic products, and indirect competition or mass-market retail competitors. The Company considers competition to be any other company that can potentially divert sales dollars away from those that could be spent on our products.

At this time the Company believes that it holds a unique position in the marketplace, as it is the only provider of mouse products that do not require grip to be used and has an associated software product that removes the need to be clicked. Additionally, through our development of Brakemoor™ Anti.Fatigue™ software (patents pending) we seek to redefine the grip-less or click-less mouse market and avoid the potential risks that can be associated with performing active (stretching) exercise, by employing a passive relaxation model which, in our opinion, is more in concert with the needs of human physiology that is in a fatigued state. The employment of an IPR strategy is considered, but not guaranteed, to act as a barrier to entry by other providers of computer mice. It is also considered that the market environment, in regards to the general lack of recognition by mouse manufacturers of health issues due to mouse product usage, precludes entries by established organizations who are outside of the directly competitive ergonomic sector. Their entry would likely raise more risk from the possible litigious consequence of launching a "health conscious product as, by inference, other and previous products could be viewed as "not health conscious".

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

o	Introduced Q4, 2005. Brakemoor™ range of AntiFatigue Software:
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

BrakemoorShare is a “freeware” promotion version. Brakemoor™ is a feature enhanced purchased version ($49.95 retail) aimed at the home and small business market. BrakemoorPro™ (in alpha testing) is targeted at the professional and site licensed market.

Baby Boomer Market:

Another market sector that is sought to be addressed is the so called Baby Boomers, those individuals Born between 1946 and 1964, who are numerically large in number, when considered as a single market and are now experiencing the gradual deterioration of limbs and sensors as is commensurate with their age. A survey commissioned by the Microsoft Corp. (www.microsoft.com/enable/research) suggests that approximately 30 million individuals in the US could benefit from dexterity enhancing technology such at ours.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls And Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the Securities and Exchange Commission (the “SEC”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer, in consultation with our other members of management and advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report pursuant to Rule 13a-15(b) promulgated under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting him in a timely fashion to all material information required to be included in our periodic filings with the SEC.

Changes in Internal Control over Financial Reporting

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, our President and Principal Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this quarterly report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this Form 10-QSB, we are not a party to any litigation, and management has no knowledge of any threatened or pending litigation against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2006 did not sell any equity securities, except that during the quarter we issued an aggregate of 17,500,000 shares of our Common Stock to two entities for a aggregate purchase price of $150,000. The issuances were made in private placement transactions under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

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

TORBAY HOLDINGS, INC.

Date: August 18, 2006	By:	/s/ William Thomas Large
Name: William Thomas Large
Title: President and Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)