Form 10QSB
period 2006-09-30
TORBAY HOLDINGS INC
filed 2006-11-14
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The Company had 153,337,900 shares of common stock outstanding as of November 3, 2006.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes ☐ No ☒

INDEX

PART 1 - FINANCIAL INFORMATION

Condensed consolidated balance sheet as of September 30, 2006 (unaudited)	F-1

Condensed consolidated statements of operations and other comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 (unaudited)	F-2

Condensed consolidated statements of cash flows for the three months ended September 30, 2006 and 2005 (unaudited)	F-3

Notes to condensed consolidated financial statements as of September 30, 2006 and 2005 (unaudited)	F-4

Item 2. Management's Discussion and Analysis or Plan of Operation	2

Item 3. Controls and Procedures	14

PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	16

Signatures	17

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$25,813
Accounts receivable	2,197
Inventory	21,793
Total Current Assets	49,803

PROPERTY AND EQUIPMENT - NET	8,923

OTHER ASSETS
Intangible assets - net	43,052
Deposits	6,795
Total Other Assets	49,847

TOTAL ASSETS	$108,573
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$274,876
Customer advances	27,486
Advances payable - related party	32,000
Notes payable	50,000
Total Current Liabilities	384,362

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.0001 par value, 20,000,000 shares authorized, 420,000 issued and outstanding	42
Common stock, $.0001 par value, 250,000,000 shares authorized, 151,799,439 shares issued and outstanding	15,180
Additional paid-in capital	5,981,612
Accumulated deficit	(6,178,715)
Accumulated other comprehensive loss	(25,948)
Deferred compensation	(67,960)
TOTAL STOCKHOLDERS’ DEFICIENCY	(275,789)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$108,573

See accompanying notes to condensed consolidated financial statements.

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005
SALES, NET	$38,449	$127,543	$216,511	$299,408

COST OF SALES	12,965	26,092	63,711	74,523

GROSS PROFIT	25,484	101,451	152,800	224,885

OPERATING EXPENSES
Selling	21,357	33,046	74,395	102,985
Consulting fees	22,500	-	131,750	-
Professional fees	5,906	13,815	74,391	106,931
Compensation	80,136	19,711	233,018	70,994
Other general and administrative	52,426	73,230	188,747	216,237
Total operating expenses	182,325	139,802	702,301	497,147

LOSS FROM OPERATIONS	(156,841)	(38,351)	(549,501)	(272,262)

OTHER INCOME (EXPENSE)
Interest and financing costs	(823)	779	(36,247)	(9,422)

NET LOSS	(157,664)	(37,572)	(585,748)	(281,684)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation income (loss)	(3,901)	2,909	(10,517)	11,349

COMPREHENSIVE LOSS	$(161,565)	$(34,663)	$(596,265)	$(270,335)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	150,492,374	91,817,811	139,117,388	91,175,838

See accompanying notes to condensed consolidated financial statements.

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(585,748)	$(281,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,663	40,321
Amortization of loan costs	-	6,863
Financing cost - warrants repriced	34,174	-
Common stock and warrants issued for services	108,500	1,000
Deferred compensation	233,880	55,145
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	23,903	(48,476)
(Increase) decrease in inventory	28,238	(14,282)
Decrease in accounts payable and accrued expenses	(51,762)	(66,054)
Increase in customer deposits	27,486	-
Net cash used in operating activities	(150,666)	(307,167)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in intangible assets	-	(11,000)
Purchase of property and equipment	(1,761)	(1,305)
Net cash used in investing activities	(1,761)	(12,305)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	172,500	100,000
Advance received on common stock purchase	-	189,550
Principal payments on settlement payable	-	(63,328)
Proceeds from issuance of notes and loans payable	-	32,900
Advances received from related party	35,000	45,629
Repayments of advances received from related party	(21,750)	(2,083)
Net cash provided by financing activities	185,750	302,668

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(10,517)	11,349

INCREASE (DECREASE) IN CASH	22,806	(5,455)

CASH - BEGINNING OF PERIOD	3,007	19,511

CASH - END OF PERIOD	$25,813	$14,056

Interest paid	$-	$3,339

See accompanying notes to condensed consolidated financial statements.

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

NOTE 1  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Torbay Holdings, Inc. and its wholly owned subsidiaries, Designer Appliances Limited and Designer Appliances, Inc. (collectively, the “Company”). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The accompanying condensed consolidated financial statements and the information included under the heading “Management’s Discussion and Analysis” should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Form 10-KSB for the year ended December 31, 2005.

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

(C) Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the three and nine months ended September 30, 2006 and 2005 since the effect would be anti-dilutive. There were 11,700,000 and 22,700,000 common stock equivalents at September 30, 2006 and 2005, respectively.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
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

NOTE 2   INTANGIBLE ASSETS

Amortization expense for the nine months ended September 30, 2006 and 2005 was $23,534 and $33,594, respectively. Amortization expense for the three months ended September 30, 2006 and 2005 was $6,298 and $11,410, respectively. The amortization expense has been included in cost of sales.

NOTE 3  STOCKHOLDERS’ DEFICIENCY

During the nine months ended September 30, 2006 the Company issued 7,700,000 shares of common stock, valued at $198,500, for services. Of this amount, $15,000 has been deferred at September 30, 2006 and will be amortized over a two month period.

During the three months ended March 31, 2006, the Company sold 100,000 shares of common stock for cash proceeds of $2,500. During this period, the Company also received $20,000 from the sale of common stock which occurred in 2005.

During the three months ended June 30, 2006, the Company sold 11,000,000 shares of common stock for cash proceeds of $75,000.

During the three months ended June 30, 2006, the Company repriced 8,000,000 common stock purchase warrants with exercise prices ranging from $0.07 to $0.10. The repricing reduced the exercise price of the warrants to $0.01. The holder of the warrants then exercised 7,500,000 of the warrants and the Company received cash proceeds of $75,000. As a result of the repricing, the fair value of the warrants increased by $34,174 and this amount has been charged to expense during that period.

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

NOTE 4   GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $585,748 and a negative cash flow from operations of $150,666 for the nine months ended September 30, 2006 and a working capital deficiency of $334,559 and a stockholders' deficiency of $275,789 as of September 30, 2006. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds to finance its operations. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s plans include the investigation of additional financing options in addition to the warrant instruments already in place; this will be to increase sales of the company’s computer mouse and related products in addition to actively pursuing co-marketing and licensing agreements for all products.

NOTE 5   LOAN PAYABLE - RELATED PARTIES

During the nine months ended September 30, 2006, the spouse of an officer advanced $35,000 to the Company for working capital purposes. Interest on the advances accrues at 9.5% per year and may be paid in the form of the Company’s common stock. The Company repaid $3,000 in cash during September, 2006. Accrued interest at September 30, 2006 is $2,073.

During the nine months ended September 30, 2006 the Company repaid $18,750 of prior advances from the above individual.

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

RESULTS OF OPERATIONS FOR THE 3 MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

Revenue Recognition

The Company's products are sold directly over the internet and through distributorships. Products sold over the internet require complete payment via credit card prior to shipment. Products sold through distributors require the distributor to submit a purchase order and payment (according to terms and pricing approved by the Company) prior to shipment. Accordingly, revenues from sales over the internet and through distributors are recognized when the product is shipped as the price has been determined and collection has been reasonably assured. Consigned is not recognized as revenue until the product has been sold by the consignee. The Company provides a warranty on goods for two years from the date of sale. The Company has not established a warranty reserve as of September 30, 2006 or 2005 since the amount is not material based on past experience.

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

Revenue

For the three months ended September 30, 2006, the Company generated revenue from sales of $38,449 compared to $127,543 for the three months ended September 30, 2005, a decrease of $89,094, or 69.9%. Cost of sales was $12,965 for the three months ended September 30, 2006, compared to $26,092 for the three months ended September 30, 2005, a decrease of $13,127 or 50.3%. Gross profit was $25,484 or 66.2% of net revenues for the three months ended September 30, 2006 relative to $101,451 or 79.5% of net revenues for the three months ended September 30, 2005. Cost of sales includes the amortization of software development costs, which are a relatively fixed cost. The decrease in the Company’s revenues and cost of sales in the three months ended September 30, 2006 primarily reflects the Company’s inability to fulfill customer orders due to a lack of inventory of computer mice as a result of the need for such products to be in compliance with two new European environmental laws relating to allowable levels of certain potentially polluting materials in electronic goods. The Company also believes that a number of customers did not place orders during the quarter because the customers were made aware of the inventory situation. We believe that our computer mice are now compliant with the new laws and we will have an adequate supply of product to ship in the fourth quarter of 2006 to substantially eliminate our backlog as of September 30, 2006.

Operating Expenses

For the three months ended September 30, 2006, operating expenses increased $42,523 or 30.4% from $139,802 for the three months ended September 30, 2005 to $182,325 for the three months ended September 30, 2006. The increase in the Company's operating expenses result primarily from increases in consulting costs of $22,500 and compensation costs of $60,425, offset by a reduction in selling expenses of $11,689, a decrease in professional fees of $7,909 and a decrease in overall general and administrative expenses of $20,804. Included in consulting and compensation expense are non-cash charges for stock based compensation aggregating $75,460.

Other Income (Expenses)

For the 3 months ended September 30, 2006 interest and financing costs were $823 compared to income of $779 for the three months ended September 30, 2005.

Net Loss

The Company incurred a net loss of $157,664 for the three months ended September 30, 2006 relative to a net loss of $37,572 for the three months ended September 30, 2005. The $120,092 increase in net loss is primarily attributable to reduced sales due to lack of inventory of mouse product and an increase in operating expenses in the three months ended September 30, 2006.

RESULTS OF OPERATIONS FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Revenue

For the nine months ended September 30, 2006 the Company generated revenue of $216,511 compared to $299,408 for the nine months ended September 30, 2005, a decrease of $82,897 or 27.7%, primarily due to the Company being out of stock of black right handed mouse product. Cost of sales was $63,711 for the nine months ended September 30, 2006, compared to $74,523 for the nine months ended September 30, 2005 primarily due to the decrease in product sales. Gross profit was $152,800 or 70.6% of net revenues for the nine months ended September 30, 2006 relative to $224,885 or 75.1% of net revenues for the nine months ended September 30, 2005. Cost of sales includes the amortization of software development costs, which are a relatively fixed cost. The decrease in the Company’s revenues and cost of sales primarily reflects the Company’s inability to fulfill customer orders in the third quarter due to a lack of inventory of computer mice as a result of the need for such products to be in compliance with two new European environmental laws relating to allowable levels of certain potentially polluting materials in electronic goods. The Company also believes that a number of customers did not place orders during the quarter because the customers were made aware of the inventory situation. We believe that our computer mice are now compliant with the new laws and we will have an adequate supply of product to ship in the fourth quarter of 2006 to substantially eliminate our backlog as of September 30, 2006.

Operating Expenses

For the nine months ended September 30, 2006, operating expenses increased $205,154 or 41.2% from $497,147 for the nine months ended September 30, 2005 to $702,301 for the nine months ended September 30, 2006. The increase in the Company's operating expenses result primarily from increases in consulting costs of $131,750 and compensation costs of $162,024, offset by decreases in selling expenses of $28,590, professional fees of $32,540 and overall general and administrative expenses of $27,490. Consulting fees include services provided in connection with relaxation techniques to be deployed in software and media products. Included in consulting and compensation expense are non-cash charges for stock based compensation aggregating $326,130.

Other Income (Expenses)

For the nine months ended September 30, 2006, interest and financing expense was $36,247, compared to $9,422 for the nine months ended September 30, 2005. The primary component on the 2006 expense was a non-cash charge of $34,174 resulting from the repricing of certain of our common stock purchase warrants.

Net Loss

The Company incurred a net loss $585,748 for the nine months ended September 30, 2006 relative to a net loss of $281,684 for the nine months ended September 30, 2005 The $304,064 increase in net loss is primarily attributable to reduced sales in the three months ended September 30, 2006 and an increase in operating expenses in the nine months ended September 30, 2006.

Liquidity and Cash Position

Operating Activities

For the nine months ended September 30, 2006 and 2005, the Company used $150,666 and $307,167, respectively, to fund operating activities. For the nine months ended September 30, 2006, a loss of $585,748 was partially offset by non-cash charges of $30,663 of depreciation and amortization expense, $376,554 of stock based compensation and financing expense and by the net change in operating assets and liabilities. For the nine months ended September 30, 2005, a loss of $281,684 was partially offset by non-cash charges of $40,321 of depreciation and amortization expense, $6,863 of loan cost amortization, $56,145 of stock based compensation and the net change in operating assets and liabilities.

Investing Activities

For the nine months ended September 30, 2006 and September 30, 2005, the Company used $1,761 and $12,305, respectively, to fund investing activities. The costs in 2005 include $11,000 in costs attributable to the development of software.

Financing Activities

For the nine months ended September 30, 2006 and September 30, 2005, the Company realized cash of $185,750 and $302,668 respectively, in connection with financing activities. For 2006, the financing activities included the receipt of $172,500 from the issuance of common stock and $35,000 in advances from related parties, offset by repayments of $21,750. For 2005, we received $289,550 in proceeds from common stock sales, $78,529 in loans and advances from related parties and others, and we paid $63,328 in principal payments relating to a settlement of convertible debentures.

Going Concern Qualification

For the nine months ended September 30, 2006 the Company has a net loss of $585,748 and a negative cash flow from operations of $150,666, and as of September 30, 2006 the Company had a working capital deficiency of $334,559. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The Company plans to increase its sales by further expanding its distributor base in the “ergonomic” market sector and is investigating opportunities to license its intellectual property rights in order to generate additional revenues.  To this end the Company is seeking to extend its patents for its “grip-less” mouse across Europe and the Far East. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management’s plans include obtaining additional financing for which they are currently in active negotiations with several financing institutions and increasing sales of the AirO2bic computer mouse.

LIQUIDITY AND CAPITAL RESOURCES

The Company, including its subsidiaries, during its development stage incurred start-up costs, including administrative costs and research and development costs, while realizing limited operating revenue. The Company has had negative cash flow from operations since its inception. In the nine months ended September 30, 2006 such negative cash flow was $150,666.

During the nine months ended September 30, 2006, in order to fund operations, the Company issued 7,700,000 shares of common stock, valued at $198,500, for services and sold 11,100,000 shares of common stock for cash proceeds of $172,500.

Management of the Company estimates that to fund operations at current levels in the fiscal year ending December 31, 2006, the Company will need approximately $200,000 more than the amount projected to be generated through operations in 2006 and approximately $1,000,000 to finance operations and product expansion plans in the fiscal year ending December 31, 2007. We may not be able to obtain any additional financing on acceptable terms or at all. Our ability to obtain debt financing may be particularly unlikely because we have little or no tangible assets to use as collateral security for the loan. As a result, we may not have adequate capital to implement future expansions, maintain our current levels of operation or to pursue strategic acquisitions. Our failure to obtain sufficient or any additional financing could result in the delay or abandonment of some or all of our development, plans, which could harm our business and the value of our common stock.

The Company’s strategy is to develop product and brand recognition amongst the "professional ergonomic" industry ahead of investigating “niche” assistive technology markets in the broader retail sector of the computer peripheral business. To this end the Company has been exploiting a strategic relationship with Advanced Computer Peripherals, Inc. (“ACP”), which has resulted so far in the inclusions of our mouse products viaACP into Ingram Micro’s EDI sales distribution system. This has resulted in listing of our products on websites such as the Comp USA and Wal-Mart websites.

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

In the third quarter further patents were applied for in the United States, relating to further mouse and keyboard designs that the Company believes that it has identified. The Company is also considering applying for patents for such designs in other countries.

To date, the Company's intellectual property rights portfolio includes vacuum cleaner, fans, heaters and other domestic appliances. The Company intends to remain focused on developing sales of its Mouse and Software related products and developing other “parallel” product technologies into products.

US Mouse Patent Allowed:

In July 2006 notification was received from the US Patent and Trademark Office that the US Patent upon the Company’s “Gripless Mouse” product had been allowed.

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

Products:

• Introduced in 2002: Quill “grip-less” mouse, which allows the user to mouse without the need to grip, which is indicated as a contributory factor in those who develop Functional Impairments such as Repetitive Strain Injury or Carpal tunnel Syndrome.

• Introduced in 2003: Nib "click-less" software, which performs a high percentage of computer mouse button clicks for its users and, subject to its effective utilization, can aid those with functional impairment due to injury and is also classified as Assistive Technology.

• Introduced in 2003: Nib Trial version: This is a 30-day active version of Nib software which is freely downloaded from the Company's www.quillmouse.com website.

• Introduced in 2004: The Quill Well Mouse mat: Completes the "system approach" and helps to promote a permanent visual image of the Company's products in the user's environment.

• Introduced in 2003: The Virtually Hands Free (VHF) mousing system: A bundle of the Quill Mouse and Nib Software that allows the user to elect not to use most of his muscles forward of his elbow, but still mouse and interact with his computer in a conventionally recognized manner.

• Introduced in 2003: Carpal Management Systems I & II: A bundle of the VHF system and one (System I) or two (System II) FlexTend orthotic gloves that facilitate the use of a recognized and medically validated therapy exercise glove with a mousing system that gives relief from the type of activity that some consider to cause clawing of the hand due to mousing.

• Introduced in 2004: Nib (for PC’s) "click-less" software, with Gesture technology, which enhances the previous version by allowing the selection of different click types by the movement of the mouse cursor. To Gesture a Right click the mouse cursor is moved to the right and back, to Gesture a double click, to the left and back or to highlight or drag, downwards and back.

• Introduced in 2003: Nib (for PC’s) Trial version with Gesture Technology: This is a 30-day active version of Nib software which is freely downloaded from the Company's www.quillmouse.com website.

• Introduced in 2004: McNib (for Macintosh computer) "click-less" software, with the Gesture technology described above.

• Introduced in 2004: McNib (for Macintosh) Trial version with Gesture Technology: This is a 30-day active version of McNib software which is freely downloaded from the Company's www.quillmouse.com website.

• Introduced in 2004: The McVirtually Hands Free (McVHF) mousing system: A bundle of the Quill Mouse and McNib Software with Gesture technology that allows the user to elect not to use most of his muscles forward of his elbow, but still mouse and interact with his computer in a conventionally recognized manner.

• In March of 2004, following an independent review by a designer, health care professionals and persons with arthritis, the Arthritis Foundation in the US have given an Ease of Use commendation to the Virtually Hands Free Mousing system and under a licensing agreement the Company is permitted to use the Arthritis Foundation's Ease of Use logo as a graphic indication of the commendation. This commendation makes the VHF System the first to be recognized as being Assistive to persons with a clinical disability.

• Introduced in 2004 “The Clickless Web”: This is a development on the Company’s Clickless software. The Clickless software, an application that performs mouse button clicks for the user, is a computer resident program that requires installation upon the user’s computer following purchase. One element of the computer resident software is the ability to click links and other functions, which enables interaction with the Internet, so as to be able to surf it and store files etc., from it. This new development, as a product called among other names, “The Clickless Web”, takes the “web surfing and interacting” component of the computer resident software, and, using a webpage application tool called “Active X”, allows these features to be accessed temporarily when a website, empowered with the feature, is enabled. This type of application known as “tools on demand” is considered a future direction and application of the Internet in which there is less requirement for software to be loaded onto a computer, or hand held device. Such applications as needed, are accessed on demand, and can be potentially prepaid as a service, or rented for the duration of their use. This feature could increase the portability of applications and also decrease memory requirements and hard disk management of Internet connected devices. The Clickless Web is the Company’s first product in this potential growth area. Prior to its launch and in keeping with its strategy, the Company filed a world-wide patent application on this technology.

At this time there exist two demonstration sites for this technology:

www.theclicklessweb.com and www.theassistiveweb.com both of which link to an identical page.

• In November 2004 the E-Quill-AirO2bic product was introduced that provided customers with a color choice option that in the directors opinion matches current system sales trends of Black or White.

The Assistive Web site will be focused upon generating income from large corporations such as banks, search engines, web retailers, assistive technology websites and other high traffic websites. Pricing on this product has yet to be established and no income from either of these websites can be anticipated as yet.

Market developments in other manufacturers’ software, mirror the utility anticipated in a software innovation project called SooTooSee which the Company was developing. This project has therefore been terminated.

• Planned for Introduction On Hold: SooToSpeak; currently in late development stage. This software is designed as convert HTML text, such as is used on Internet web pages and now more commonly in email systems and program menu systems, into an audible speech output, utilizing existing and proprietary to others, voice synthesis systems such as the “supplied as standard” Windows XP voice “Microsoft SAM”.

• Introduced Q4, 2005. Brakemoor™ range of AntiFatigue Software:

This is an entirely “home grown” product that is not subject to license or cost other than development. Following a similar business model to AntiViral software it is our belief that many of the issues of prevention of fatigue related injuries such as Carpal Tunnel Syndrome and Repetitive Strain Injuries can be minimized if not eliminated by adequate work fatigue management, which ahead of injury, is a relatively low cost proposition.

BrakemoorShare is a “freeware” promotion version. Brakemoor™ is a feature enhanced purchased version ($49.95 retail) aimed at the home and small business market BrakemoorPro™ (in alpha testing) is targeted at the professional and site licensed market.

Product Developments in the Three months ended September 30, 2006:

Brakemoor Enterprise, a corporate server-based version of Brakemoor, reached the beta testing stage during the quarter.

Flip Flop Mouse:

The Flip Flop mouse was unveiled in the quarter. This mouse can be easily used by left and right handed people and also allows the operator to work in the familiar palm down posture or a grip-less upright posture, like the Aerobic mouse, so as to allow the user to become familiar with that posture..

Subject to the Company’s obtaining the necessary financing required to introduce the product, the Company plans to launch the product in the first quarter of 2007.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2006 did not sell any equity securities, except that during the quarter we issued without registration under the Securities Act of 1933, as amended (the “Act”), shares of our common stock in the following transactions. Each of such issuances was made in transactions exempt from the registration requirements of the Act under an exemption afforded by Section 4(2) of the Act for shares issued in transactions not involving a public offering.

•	On September 13, 2006 we issued 437,500 shares to each of two principals of a firm for services provided by such firm to us.

•	On September 13, 2006 we issued 750,000 shares to one person for services in connection with the preparation of our financial statements.

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

Date: November 14, 2006