Form 10KSB
period 2006-12-31
TORBAY HOLDINGS INC
filed 2007-05-02
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File No.: 0-25417

TORBAY HOLDINGS, INC.
(Name of small business issuer in its charter)

DELAWARE	52-2143186
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

P.O. Box 1117, Long Beach, NY, 11561
(Address of principal executive offices)

516-747-5955
(Issuer's Telephone Number)

Securities Registered under Section 12(b) of the Exchange Act: None
Securities Registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value
(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☐

Revenues for the issuer's fiscal year ended December 31, 2006 were $364,029.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days: $1,047,463 based on the closing price of the Company's common stock on April 10, 2007 of $.008 per share. For purposes of the computation we consider all directors and holders of 10% or more of our common stock to be affiliates. Therefore, the number of shares of our common stock held by non-affiliates as of April 10, 2007 was 130,932,853.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The Company had 152,837,900 shares of common stock outstanding as of April 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We are a holding company for late-stage development, or early-stage commercial companies, with opportunities in niche markets. We have acquired what we believe to be valuable intellectual property rights, including an exclusive license on proprietary software and a United Kingdom patent for a computer mouse and subsequently been granted a US Patent upon the utility of a mouse design that we believe to be beneficial to computer mice users with regard to treating and preventing repetitive strain injury. We sell and market a computer mouse and software. Our products are designed to justify a premium price in the upper and certain niche sectors of our markets. Our management believes that they have identified several products, including the AirO2bic (formerly, the Quill) "Grip-less" Mouse and Nib "Click-less" software, in an under exploited opportunity in the computer, household and domestic appliances markets. We have also identified an opportunity in what we believe will be an emerging market in the use of microprocessor controlled devices for the purpose of relaxation. Because of our precarious financial condition and limited capital resources, we are currently limiting our operations to the production and sale of the AirO2bic Mouse and related software. However, when and if our financial condition warrants it, we plan to acquire controlling interests in late-stage development or early-stage commercial companies, with opportunities in niche markets.

Our executive offices are located in Long Beach, New York 11561. Our mailing address is P.O. Box 1117, Long Beach, New York 11561 and our telephone number is 516-747-5955.

We were incorporated on March 24, 1999 as a Delaware corporation named Acropolis Acquisition Corporation. We changed our name to Torbay Holdings, Inc. on July 14, 1999. On October 26, 1999, Torbay Acquisition Corporation (“TAC”), a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), merged into us. In the merger we issued our common stock to the former stockholders of TAC and our common stock automatically became registered under the Exchange Act as a result of such transaction.

Products

AirO2bic Computer Mouse and Nib, McNib & Brakemoor Software

Our two main product areas are a computer mouse which we market under the name AirO2bic Mouse and software, including Nib software for PC’s, McNib software for Macintosh computers and Brakemoor anti-fatigue software. The AirO2bic Mouse is a “grip-less” computer mouse which allows the user to move a cursor to any point on the screen without having to grip the mouse with the muscles of the hand. The AirO2bic Mouse design maintains the hand in a "functional neutral" position, one in which the muscles of the hand are kept under a constant, but reduced tension, allowing for normal blood flow and resulting in less fatigue. We believe that no comparable product is offered by any other company.

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

We are continuing to develop our hardware product range and in September 2006 announced the development of a new design of computer mouse that overcame the limitations of requiring hand specific dexterity and also allows users to choose to work in the conventional palm down posture, or in the functionally neutral upright posture.

Planned for launch in 2007 when it will be called the Morph™ mouse, we believe our new mouse will help manage injuries typically associated with using a computer mouse such as cumulative trauma disease or repetitive strain injury and carpal tunnel syndrome.

Since 2002 we have introduced the following additional new products:

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

• Introduced in 2004: Nib (for PC’s) Trial version with Gesture Technology: This is a 30-day active version of Nib software which is freely downloaded from our website.

• Introduced in 2004: McNib (for Macintosh) "click-less" software, with the Gesture technology described above.

• Introduced in 2004: McNib (for Macintosh) Trial version with Gesture Technology: This is a 30-day active version of McNib software which is freely downloaded from our www.quillmouse.com website.

• Introduced in 2004: The McVirtually Hands Free mousing system for Macintosh (“McVHF”): A bundle of the Quill Mouse and McNib Software with Gesture technology that allows the user to elect not to use most of his muscles forward of his elbow, but still mouse and interact with his computer in a conventionally recognized manner.

• In March 2004, following an independent review by a designer, health care professionals and persons with arthritis, the Arthritis Foundation in the U.S. have given an Ease of Use commendation to the Virtually Hands Free Mousing system and under a licensing agreement we are permitted to use the Arthritis Foundation's Ease of Use logo as a graphic indication of the commendation. This commendation makes the VHF System the first to be recognized as being Assistive to persons with a clinical disability.

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

In November 2004 the E-Quill-AirObic product was introduced that provided customers with a color choice option that in the directors opinion matches current system sales trends of Black or White. Renamed in 2005 to simply the AirO2bic mouse

Section 508 Amendments to the 1998 Rehabilitation

The General Services Administration (“GSA”) implemented a program that sets standards for information technology so as to make such technology accessible to those with special needs. The standards are applied under what is called Section 508, which are described in full at www.section508.gov details pertaining to our products can be found at www.aeerobicmouse.com under the heading GSA Section 508.

These standards include a section relating to input devices, such as computer mice and under item 1194.26 and 1194.23 standards are prescribed for input devices. Companies that consider their products to comply to such standards can apply to have their products listed on the section508.gov website by completion of disclosure forms that are then inspected and their information then listed if considered compliant. The GSA then provides access to the product and company information on the website. The Company, having evaluated the standard and believing that its products complied, submitted its applications for its mouse and the Virtually Hands Free Mousing System (mouse and software bundle), which were subsequently processed and as of April 2003, were listed on the Section 508 website under the Company’s assertions as to compliance.

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

In December 2005 we introduced Brakemoor Anti.Fatigue software. Brakemoor calls up a break that then seeks to de-fatigue by re-aerating users, relaxing them and then allowing them to re-equilibrate their muscle biochemistry. This is a patent pending technique which we believe is unlike any other break timer software available in the market today. It applies what are called the 3 R's of Anti.Fatigue™, Re-Aeration, Relaxation and Recovery. This is an orchestrated process that recognizes and deals with fatigue at the physiological level. We believe that dealing with fatigue in this way is as important as tool design as a user may be able to use more fatigue inducing tools if the user is prepared to stop and take a break more often.

Other Products we may Market in the Future

Our focus since our inception in 1999 has been upon hardware (computer peripheral) and software products within the computer market sector. We intend to sustain this sole subject to the availability of sufficient funds to develop other product ideas we have.

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

In November 2006 the Mayo Clinic in Rochester published a research paper indicating that Carpal Tunnel Syndrome (CTS), a condition commonly associated with extensive computer use, was as a consequence of injury due to finger usage. The significance of this being that until now CTS has been considered and treated as a medical condition and not as a potential industrial injury.

While there is unlikely to be an early and measurable impact upon our business, as a result of these studies and in anticipation that further study might confirm these early findings, we believe popular opinion may be influenced sufficiently that may lead to a changing market environment that could create a greater computer user health consciousness that ultimately may be beneficial to us.

Microsoft Assistive Technology Vendor (“MATVP”)

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

Intellectual Property

We hold a United Kingdom utility patent (No. BG2328496) on the AirO2bic Mouse and have applied for a U.S. patent on this product. Patent applications on the AirO2bic Mouse have also been made in other countries.

In the United States we have been granted, and hold, a utility patent No 7,145,548 entitled "Biomechanical Low Load Computer Mouse”. The patent was granted on December 5, 2006.

We have applied for an additional United States utility patent on our clickless web software, further mouse and keyboard designs and software that prescribes relaxation techniques on microprocessor controlled devices.

The British and U.S. patents expire 20 years after the date of grant.

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

Risks Related to Our Business:

We have had losses since our inception. Our loss for the year ended December 31, 2006 was substantial and more than for the year ended December 31, 2005, indicating that there is still a significant risk we may never become profitable.

 We had a net loss of $668,210 for the fiscal year ended December 31, 2006 relative to a net loss of $555,070 for the fiscal year ended December 31, 2005. Sales revenues year on year increased marginally (6%), but our net loss increased 2006 from 2005, primarily as a result of a consulting fees and compensation.

There is uncertainty as to our continuation as a going concern.

Our audited financial statements for the year ended December 31, 2006 reflect a net loss of $668,210, a working capital deficiency of $342,480 and a stockholders’ deficiency of $291,285. These results and conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue our operations, in the absence of significantly increased revenues from sales and a resulting positive cash flow, is dependent upon receiving sufficient additional equity and/or debt financing. If we continue to incur losses and fail in obtaining additional funding, we may not be able to fund continuing business operations, which could lead to the curtailment or closure of some or all of our operations.

Funding for our capital needs is not assured, and we may have to curtail our business if we cannot find adequate funding.

During the year ended December 31, 2006 we received $75,000 from the sale of 11,538,461 shares of common stock and sold 100,000 shares of common stock for cash proceeds of $2,500. We also received $20,000 during 2006 from a sale of common stock which occurred in 2005. During 2006, we repriced 8,000,000 common stock purchase warrants with exercise prices ranging from $0.07 to $0.10. The repricing reduced the exercise price of the warrants to $0.01. The holder of the warrants then exercised 7,500,000 of the warrants and we received cash proceeds of $75,000. We currently have no legally binding commitments with any third parties to obtain any material amount of additional equity or debt financing, except that subject to certain conditions and limitations (including that the market price of our common stock is at least 50% more than the exercise price of the warrant for a period of 30 days before exercise), we may require the holder of outstanding warrants to purchase an aggregate of 7.5 million shares of our common stock to exercise such warrants. We may not be able to obtain any additional financing on acceptable terms or at all. Our ability to obtain debt financing may be particularly unlikely because we have no assets to use as collateral security for the loan. As a result, we may not have adequate capital to implement future expansions, maintain our current levels of operation or to pursue strategic acquisitions. Our failure to obtain sufficient or any additional financing could result in the delay or abandonment of some or all of our development, plans, which could harm our business and the value of our common stock.

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

Our common stock is quoted on the OTC Bulletin Board, which is a more limited trading market than the Nasdaq SmallCap Market. Timely and accurate quotations of the price of our common stock may not always be available and trading volume in this market is relatively small. Consequently, the activity of trading only a few shares may affect the market and result in wide swings in price and in volume. The price of our common stock may fall below the price at which an investor purchased shares, and an investor may receive less than the amount invested if the investor sells its shares. Our shares of common stock may be subject to sudden and large falls in value, and an investor could experience the loss of the investor’s entire investment.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Exchange Act and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our directors and executive officers beneficially own approximately 15.0% of our common stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price.

As of April 11, 2007, our executive officers, directors and affiliated persons owned approximately 32% of our outstanding common stock. As a result, our executive officers, directors and affiliated persons may have significant influence in:

•	electing or defeating the election of our directors;

•	amending or preventing amendment of our certificate of incorporation or bylaws;

•	effecting or preventing a merger, sale of assets or other corporate transaction; and

•	controlling the outcome of any other matter submitted to the stockholders for vote.

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

The Securities and Exchange Commission (the “SEC”) has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our prior leases for residential and office space expired in 2006 and were not renewed. We have entered into a one year lease for office space and to serve as a residence for an officer of the Company located in Long Beach, New York The lease expires on April 30, 2008 and provides for a monthly rental of $3,500.

We believe that our property is adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3. LEGAL PROCEEDINGS

As of April 11, 2007, we are not a party to any litigation, and management has no knowledge of any threatened or pending litigation against us.

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

Year Ended December 31, 2005

First Quarter	$0.13	$0.01
Second Quarter	$0.12	$0.05
Third Quarter	$0.09	$0.03
Fourth Quarter	$0.07	$0.03

Year Ended December 31, 2006

First Quarter	$0.05	$0.018
Second Quarter	$0.03	$0.011
Third Quarter	$0.019	$0.008
Fourth Quarter	$0.015	$0.008

Security Holders

At April 10, 2007, there were 152,837,900 shares of our common stock outstanding, which were held of record by 403 stockholders, not including persons or entities who hold the stock in nominee or "street" name through various brokerage firms.

Dividends

The payment of dividends, if any, is to be within the discretion of the Company’s Board of Directors. The Company presently intends to retain all earnings, if any, for use in its business operations and accordingly, the Board of Directors does not anticipate declaring any dividends in the near future.

Dividends, if any, will be contingent upon the Company’s revenues and earnings, capital requirements and financial condition.

Equity Compensation Plan Information

As of April 10, 2007, the Company does not have any equity compensation plans.

Transfer Agent

Stocktrans, Inc., with offices at 44 West Lancaster Avenue, Ardmore, Pennsylvania 19003 is the registrar and transfer agent for the Company’s common stock.

Penny Stock Regulations

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. The Company’s common stock falls within the definition of penny stock and is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell the Company’s common stock and may affect the ability of investors to sell our common stock in the secondary market.

Recent Sales of Unregistered Securities

We did not issue any securities during the fourth quarter of the fiscal year ended December 31, 2006, except that we issued 538,461 shares of our common stock to Financial Alchemy, LLC to complete a financing we had entered into prior to such quarter and 1,000,000 shares of our common stock to a consultant for an agreement entered into in September 2006.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Gross Profit

For the year ended December 31, 2006, the Company generated revenue of $364,029 compared to $343,478 for the year ended December 31, 2005, an increase of $20,551 or 6.0%.

The single digit sales growth for the year ended December 31, 2006 reflects our limited resources for marketing.

Gross profit was $266,867 or 73.3% of net revenues for the year ended December 31, 2006 relative to $250,484 or 72.9% of net revenues for the year ended December 31, 2005. The small increase in gross profit for 2006 as a percentage of net revenues reflects relative increases in sale of higher margin products.

Operating Expenses

For the year ended December 31, 2006, operating expenses increased $154,441 or 20.8%  from $743,674 for the year ended December 31, 2005 to $898,115 for the year ended December 31, 2006 The increase in the Company's operating expenses resulted primarily from increases in consulting costs of $145,500 and compensation costs of $143,657, offset by decreases in selling expenses of $36,232, professional fees of $54,799 and overall general and administrative expenses of $43,685. Consulting fees include services provided in connection with relaxation techniques to be deployed in software and media products. Included in consulting and compensation expense are non-cash charges for stock based compensation aggregating $415,340.

Other Expense

For the year ended December 31, 2006, interest and financing expense was $36,962, compared to $61,880 for the year ended December 31, 2005. The primary component of the expense was a non-cash charge of $34,174 and $45,058 for 2006 and 2005, respectively, resulting from the repricing of certain of our common stock purchase warrants.

Net Loss

The Company incurred a net loss of $668,210 for the year ended December 31, 2006 relative to a net loss of $555,070 for the year ended December 31, 2005 The $113,140 increase in net loss is primarily attributable an increase in operating expenses, partially offset by an increase in gross profit and a decrease in interest and finance costs.

Liquidity and Cash Position

Operating Activities

For the years ended December 31, 2006 and 2005, the Company used $167,808 and $341,959, respectively, to fund operating activities. For the year ended December 31, 2006, a loss of $668,210 was partially offset by non-cash charges of $38,235 of depreciation and amortization expense, $449,514 of stock based compensation and financing expense and by the net change in operating assets and liabilities. For the year ended December 31, 2005, a loss of $555,070 was partially offset by non-cash charges of $49,648 of depreciation and amortization expense, $164,413 of stock based compensation and financing expense and the net change in operating assets and liabilities

Investing Activities

For the years ended December 31, 2006 and December 31, 2005, the Company used $1,758 and $12,305, respectively to fund investing activities. These costs include capital equipment purchase of computer equipment and on-going development costs for software.

FINANCING ACTIVITIES

For the years ended December 31, 2006 and 2005, the Company realized cash of $197,750 and $323,501, respectively, in connection with financing activities. For 2006, the financing activities included the receipt of $172,500 from the issuance of common stock and $37,000 in advances from related parties, offset by repayments of $26,750. We also received a working capital advance of $15,000 from a third party. For 2005, we received $314,550 in proceeds from common stock sales, $78,529 in loans and advances from related parties and others, offset by repayments of $6,250.We paid $63,328 in principal payments relating to a settlement of convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

The Company, including its subsidiaries, during its development stage incurred start-up costs, including administrative costs and research and development costs, while realizing limited operating revenue. Revenue commenced in late 2002 and while it has continued to grow it is not yet to the point that the Company is independent of funding its operations without the proceeds of sales of its securities and from loans.

The Company has achieved sales, though small to date relative to its costs of operations and maintaining its listing, with revenues that have been consistent through December 31, 2006 Sales have been made through direct marketing programs, via its website and indirectly through an increasing number of distributor/resellers who themselves have their own websites. Our strategy has been to develop product and brand recognition amongst the "professional ergonomic" industry ahead of investigating “niche” assistive technology markets in the broader retail sector of the computer peripheral business. The Company is also focused upon any opportunity to increase its sales to the U.S. Government following clarification that Section 508 Law does require computer mice to meet the prevailing standards.

We believe that the Company will require funding of $600,000 for its computer mouse related business, in order to introduce its proposed new products and maintain its SEC reporting status. Discussions are taking place in pursuit of these objectives.

Our access to such new markets will be dependent upon our ability to partner with organizations that have a presence and reputation within those sectors. While the Company has developed an increasing reliance upon distributor/resellers (as this business is now in excess of 50% of our overall sales by value), Even though such reliance may reduce our margins, we believe that such reliance is likely yield a greater return because of increased sales and a reduction in general and administrative expenses we enjoy as a result of the implementation of this strategy. As the possibility of entrance into the retail computer market sector is considered further, reductions in gross margin may be necessary to achieve the pricing incentives required by such outlets. We do not believe that there is any significant seasonality in the sale of our products.

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

Contractual Obligations

We conduct our operations from facilities occupied pursuant to a lease that commenced March 1, 2007 and which expires on April 30, 2008. Future minimum lease payments are as follows: 2007, $35,000; 2008, $14,000.

Going Concern

The Company’s consolidated financial statements as of December 31, 2006 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in such consolidated financial statements, for the year ended December 31, 2006 the Company has a net loss of $668,210 and a negative cash flow from operations of $167,808, and as of December 31, 2006 the Company had a working capital deficiency of $342,480 and a stockholders' deficiency of $291,285. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management’s plans include obtaining additional financing for which they are currently in active negotiations with several financing institutions and increasing sales of the AirO2bic computer mouse.

Critical Accounting Policies and Estimates

 Discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts reported in the consolidated financial statements and the accompanying notes. On an on-going basis, we evaluate our estimates, including those related to intangible assets, equity based compensation and litigation. We base our estimates on experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

The Company’s products are sold directly over the internet and through distributorships. Products sold over the internet require complete payment via credit card prior to shipment. Products sold through distributors require the distributor to submit a purchase order and payment (according to terms and pricing approved by the Company) prior to shipment. Accordingly, revenues from sales over the internet and through distributors are recognized when the product is shipped as the price has been determined and collectibility has been reasonably assured. The Company provides a warranty on goods for two years from the date of sale. The Company has not established a warranty reserve as of December 31, 2006 or 2005 since the amount is not material based on past experience.

Website and Computer Software Costs

The Company follows the AICPA's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (“SOP 98-1”), in accounting for its website and software costs. Accordingly, costs to obtain computer software from third parties obtained for internal use have been capitalized and amortized over their estimated useful life of 5 years. Enhancements to software are amortized over an estimated useful life of 2 years. Costs incurred in operating a website that have no future benefits are expensed in the period in which they are incurred. Costs incurred in operating the website that have a future benefit are capitalized in accordance with SOP 98-1 and amortized over the respective future periods that are expected to benefit from the changes.

Stock Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for employee stock options because the option exercise price equaled the market price on the date of grant. Prior to January 1, 2006, if applicable, we only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized. We did not have any grants of employee stock options during the years ended December 31, 2006 or 2005.

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

COMPETITION:

It is the view of the board that all suppliers of computer mouse products are potential competition. Within that principle it can be considered that there exists direct competition, at this time considered to be companies  arketing other niche or small scale Ergonomic Products, and indirect competition or mass-market retail competitors. The Company considers competition to be any other company that can potentially divert sales dollars away from those that could be spent on our products.

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

The employment of an intellectual property rights strategy is considered, but not guaranteed, to act as a barrier to entry by other providers of computer mice. It is also considered that the market environment, in regards to the general lack of recognition by mouse manufacturers of health issues due to mouse product usage, precludes entries by established organizations who are outside of the directly competitive ergonomic sector. Their entry would likely raise more risk from the possible litigious consequence of launching a "health conscious product as, by inference, other and previous products could be viewed as "not health conscious". While this is opinion and cannot be relied upon as to maintain the Company's advantage in the future, it is considered that the opportunity for the Company to achieve a market share of 5% of the total new and replacement U.S. computer mouse market is possible from those impaired or having some form of disability under this market scenario. It is also the Company's intent to work with any other who may wish to license our technology.

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

Revenues generated by sales of the mouse and software products, where and when possible will be used to further develop sales until a cash flow positive and profit positive position can be established at sustainable levels, thus allowing the Company to access bank financing, thereby reducing the extent to which the Company must rely on other sources of external financing. In the absence of sales, the estimated amount of working capital that the Company will need to expand the commercialization and distribution over the next year of its products at planned operational levels, is approximately $600,000 .

ITEM 7. FINANCIAL STATEMENTS

The consolidated audited financial statements for the year ended December 31, 2006 are included in this Annual Report on Form 10-KSB following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

As of December 31, 2006, our management conducted a further evaluation under the supervision of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Exchange Act.

ITEM 8B. OTHER INFORMATION

Reports on Form 8-K.

During the period commencing the last quarter of the period covered by this Report until the date of filing of this Report, we did not file and were not required to file any Current Reports on Form 8-K.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers and directors of the Company as of April 10, 2007.

Name	Positions	Age
Alexander Gordon Lane	Chairman of the	65
	Board of Directors,
	Secretary
William Thomas Large	CEO, President and Director	51
Thomas A. Marchant	Director	59

Alexander Gordon Lane, 65, Secretary and a Director of Torbay Holdings, Inc. has served in such capacities since October 1999. Mr. Lane has been a Financial Consultant since 1998 and continues in such capacity. Mr. Lane has been in the financial services business for over 30 years. From 1976 to 1983 he served as Treasurer of Grindlays Bank PLCC, New York, and in 1983 he was a founding member of International Money Brokers which was acquired by Traditional North America. From 1993 to 1998, he was a principal of Intercontinental Exchange Partners, New York, as a capital markets broker in the interest and foreign exchange areas. Mr. Lane has an aeronautics degree from Wandsworth Technical College in London.

William Thomas Large, 51, has been President and Chief Executive Officer since September 2000 and a Director of Torbay Holdings, Inc. and Chief Executive Officer of Designer Appliances since October 1998. From October 1996 until October 1998, Mr. Large was Chairman, Chief Executive Officer, a Director and a major stockholder of DeltaTheta Ltd., a heating and cooling technology company in Cheshire, England. From February 1997 until September 1999, Mr. Large also served as a director of DeltaMonitor Ltd., a medical devices company in Cheshire, England. From December 1996 until June 1997, Mr. Large also served as a director of SoundAlert Ltd., a company that manufactured emergency vehicle sirens. From September 1994 until July1996, Mr. Large was a Director of AromaScan plc, a publicly listed instrumentation and technology company in Cheshire, England. Mr. Large graduated from Manchester Metropolitan University, in Manchester, England, and is the author or co-author of eight articles and two books relating to biochemical analysis.

Thomas A. Marchant, 59, has served as a member of our board of directors since July 11, 2002. Mr. Marchant, joined Ford Motor Company in 1985 as Financial Sales Manager of Ford Credit Canada. Mr. Marchant directed a sales and marketing operation to institutional investors in the Commercial Paper and Medium Term Note Markets. In 1991Mr. Marchant transferred to Ford World Headquarters in Dearborn, Michigan and assumed responsibility for consolidation and launch of the Canadian Treasury funding operation. Prior to joining Ford, Mr. Marchant held various positions with Greenshields Incorporated, one of Canada's foremost investment banking firms, First National Bank of Chicago, Grindlays Bank and Merrill Lynch.

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

Section 16 Reporting

No person who, during the year ended December 31, 2006, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Exchange Act failed to file on a timely basis, reports required by Section 16 of the Exchange Act during the most recent fiscal year or prior years, except William Thomas Large and Thomas Marchant who have not filed any reports under Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a Code of Ethics applying to its executive officers which is filed as Exhibit 14.1 to this Annual Report.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth summary information as to compensation received by the Company's Chief Executive Officer and Chairman for their services to the Company during the fiscal years ended December 31, 2005 and December 31, 2006. No executive officer of the Company or any other person received total compensation from the Company of $100,000 or more during such fiscal years.

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Thomas Large, CEO, CFO and Director	12/31/2006 12/31/2005	59,723 39,298	0 0	128,000 (1 32,000(1	) )	0 0	0 0	0 0	187,723 71,298
Gordon Lane, Chairman	12/31/06 12/31/05	26,603 32,001	0	74,240(2 18,560(2	) )	0 0	0 0	0 0	100,843 50,561

(1) In 2005 the Company issued to Mr. Large a certificate for 8,000,000 shares of common stock valued at $.02 per share. The Company expensed 20% of the value of such shares in 2005 (representing an aggregate of $32,000) and the remaining 80% of the value of such shares (representing an aggregate of $128,000) in 2006.

(2) In 2005 the Company issued to Mr. Lane a certificate for 4,640,000 shares of common stock valued at $.02 per share. The Company expensed 20% of the value of such shares in 2005 (representing an aggregate of $18,560) and the remaining 80% of the value of such shares (representing an aggregate of $74,240) in 2006.

Compensation of Directors

 During the fiscal year ended December 31, 2006, no officer or director received any type of compensation from our Company for serving as a director. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

Employment Agreements

   We have not entered into any employment agreements with our executive officers or other employees to date. We may enter into employment agreements with them in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of April 10, 2007, certain information with respect to the beneficial ownership of the voting securities by (i) any person or group with more than 5% of the Company’s securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

Name and		Amount and
Address of	Title of	Nature of Beneficial	Percent of
Beneficial Owner	Class	Ownership (1)	Class (2)

Nutmeg Group, LLC 3646 Commercial Avenue Northbrook, Illinois 60062	Common Stock	19,526,389(3)	12.2%

Financial Alchemy, LLC c/o Nutmeg Group, LLC 3646 Commercial Avenue Northbrook, Illinois 60062	Common Stock	11,538,461	7.5%
Alexander Gordon Lane	Common Stock	5,783,827	3.8%
P.O. Box 1117
Long Beach, New York 11561

William Thomas Large	Common Stock	15,599,582(4)	10.2%
P.O. Box 1117
Long Beach, New York 11561

Thomas A. Marchant	Common Stock	1,521,638	1.0%
P.O. Box 1117
Long Beach, New York 11561

All Directors and Officers of the Company	Common Stock	22,905,047	15.0%
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

(2) Computed based upon a total of 152,837,900 shares of common stock outstanding as of April 10, 2007.

(3) Includes 7,500,000 shares of our common stock issuable upon exercise of stock purchase warrants which are currently exercisable. Nutmeg is a U.S. Virgin Islands limited liability company of which Randall Goulding and Michael Montaigne each own 50% of the outstanding membership interests. Nutmeg Group, LLC is managed by a Board of four persons, including Randall Goulding, Michael Montaigne, Brandon Goulding and Randi White. Such persons share the voting and investment power over the securities owned by Nutmeg, including the Company's securities.

(4) Includes 120,000 shares of our common stock owned by Mr. Large's minor children. Such figure does not include 3,000,000 shares of our common stock issuable to Mr. Large to reimburse Mr. Large for 3,000,000 shares transferred by him to a consultant in August 2003 in payment of an obligation of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2006, the spouse of an officer advanced $37,000 to us for working capital purposes. Interest on the advances accrues at 9.5% per year and may be paid in the form of our common stock. We repaid $8,000 in cash during 2006. Accrued interest at December 31, 2006 is $2,788 and is included in accounts payable.

During 2006 we repaid $18,750 of prior advances from the above individual.

During the period from February 8, 2007 to March 8, 2007 the spouse of an officer advanced an additional $17,000 to us for working capital purposes. Interest on the advances accrues at 9.5% per year and may be paid in the form of our common stock.

ITEM 13. EXHIBITS

The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.1 Agreement and Plan of Merger between Torbay Acquisition Corporation and Torbay Holdings, Inc. (1)

3.1 Certificate of Incorporation of Torbay Holdings, Inc. and Certificate of Amendment thereto filed in June 1999 (2)

3.2 Certificate of Amendment to Certificate of Incorporation of Torbay Holdings, Inc. filed on October 18, 2005 (3)

3.3 By-Laws of Torbay Holdings, Inc. (4)

4.1 Certificate of Designation with respect to Series 1 Convertible Preferred Stock of Torbay Holdings, Inc. (5)

4.2 Form of Common Stock Certificate (6)

4.3 Warrant to Purchase 500,000 Shares of Common Stock, dated August 24, 2004 (7)

4.4 Warrant to Purchase 2,500,000 Shares of Common Stock dated December 16, 2004 (8)

4.7 Warrant to Purchase 2,000,000 Shares of Common Stock dated December 16, 2004 (9)

4.8 Warrant to Purchase 2,000,000 Shares of Common Stock dated December 16, 2004 (10)

10.1 Manufacturing Agreement between the Company and Dynapoint, Inc. dated April 16, 2002 (11)

10.2 Lease, dated February 8, 2007 between Barbara Leiter and the Company.*

10.4 Nutmeg Term Sheet for $50,000 Financing (12)

10.5 Nutmeg Term Sheet for $30,000 Financing (13)

10.6 Agreement, dated December 16, 2004 between the Company and The Nutmeg Group (14)

10.7 Consulting Agreement dated September 9, 2006 between the Company and Scott Frickson.*

14.1 Code of Ethics (15)

21.1 List of subsidiaries*

23.1 Consent of Holtz Rubenstein Reminick LLP.*

23.2 Consent of Weinberg & Company, P.A.*

31.1 Certification of Chief Executive Officer and Principal Financial Officer.*

32.1 Certification of Chief Executive Officer and Principal Financial Officer.*

*Filed herewith.

(1) Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 1999 (the "1999 8-K").

(2) Incorporated by reference to Exhibit 3.1 to the 1999 8-K.

(3) Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB, filed with the SEC on April 28, 2006 (the “2005 10-KSB”).

(4) Incorporated by reference to Exhibit 3.2 to the 1999 8-K.

(5) Incorporated by reference to Exhibit 3.4 to the 1999 8-K.

(6) Incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form SB-2 (Registration No. 333-93847), filed with the SEC on December 30, 1999.

(7) Incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form SB-2 (Registration No. 333-122773), filed with the SEC on February 11, 2005 (the “2005 SB-2”).

(8) Incorporated herein by reference to Exhibit 4.6 to the 2005 SB-2.

(9) Incorporated herein by reference to Exhibit 4.7 to the 2005 SB-2.

(10) Incorporated herein by reference to Exhibit 4.8 to the 2005 SB-2.

(11) Incorporated by reference to Exhibit 10.3 to our Form 10-KSB filed with the SEC on April 29, 2002.

(12) Incorporated by reference to Exhibit 10.4 to the 2005 SB-2.

(13) Incorporated by reference to Exhibit 10.5 to the 2005 SB-2.

(14) Incorporated by reference to Exhibit 10.6 to the 2005 SB-2.

(15) Incorporated by reference to Exhibit 14.1 to the 2005 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by (a) Weinberg & Company, P.A. (“Weinberg”) for professional services rendered for the fiscal year ended December 31, 2005 and (b) Holtz Rubenstein Reminick LLP for the fiscal year ended December 31, 2006:

Fee Category	Fiscal 2006	Fiscal 2005

Audit fees	$57,760	$76,585
Tax fees	0	0
Other fees	0	0
Total fees	$57,760	$76,585

Audit Fees. Consists of aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance.

Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2006 or 2005.

We do not currently have an Audit Committee. Our full Board of Directors considers whether the provision of these services is compatible with maintaining the auditor's independence, and has determined such services for fiscal 2005 and 2006 were compatible.

BOARD OF DIRECTORS POLICY ON PRE-APPROVAL OF SERVICES OF INDEPENDENT AUDITORS

The Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis. These services may include audit services, audit-related services, tax services and other services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORBAY HOLDINGS, INC.

Dated: May 2, 2007	By:	/s/ William Thomas Large
President and Chief Executive Officer Principal Executive Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alexander Gordon Lane	Chairman, Secretary	May 2, 2007
Alexander Gordon Lane	and a Director

/s/ William Thomas Large	President, Chief	May 2, 2007
William Thomas Large	Executive Officer and Director

/s/ Thomas A. Marchant	Director	May 2, 2007
Thomas A. Marchant

TORBAY HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page(s)

F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-3	CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2006

F-4	CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

F-5-F-6	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

F-7	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

F-8-F-18	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Torbay Holdings, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Torbay Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2006, and the related consolidated statements of operations, stockholders’ deficiency and comprehensive loss, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement (FASB) No. 123(R), Share-Based Payments effective January 1, 2006.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s losses, negative cash flows, working capital deficiency and stockholders’ deficiency raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Holtz Rubenstein Reminick LLP

Holtz Rubenstein Reminick LLP

New York, New York
April 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Torbay Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations and other comprehensive loss, changes in stockholders' deficiency and cash flows of Torbay Holdings, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Torbay Holdings, Inc. and Subsidiaries for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $555,070, a negative cash flow from operations of $341,959, a working capital deficiency of $296,250 and a stockholders' deficiency of $208,578. These factors raised substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

/s/ Weinberg & Company, P.A.

Boca Raton, Florida
April 18, 2006

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS
2006
CURRENT ASSETS
Cash	$14,680
Accounts receivable, less allowance for doubtful accounts of $0	66,283
Inventory	16,908
Total current assets	97,871

PROPERTY AND EQUIPMENT - NET	6,521

OTHER ASSETS
Intangible assets - net	37,879
Deposits	6,795
Total other assets	44,674

TOTAL ASSETS	$149,066
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$346,351
Advances payable - related party	29,000
Advance payable - other	15,000
Notes payable	50,000
Total current liabilities	440,351

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Convertible preferred stock, $.0001 par value, 20,000,000 shares authorized, 420,000 shares issued and outstanding	42
Common stock, $.0001 par value, 250,000,000 shares authorized, 152,837,900 shares issued and outstanding.	15,284
Additional paid-in capital	5,986,508
Accumulated deficit	(6,261,177)
Accumulated other comprehensive loss	(31,942)
TOTAL STOCKHOLDERS’ DEFICIENCY	(291,285)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$149,066

See accompanying notes to consolidated financial statements.

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

SALES, NET	$364,029	$343,478

COST OF SALES	97,162	92,994

GROSS PROFIT	266,867	250,484

OPERATING EXPENSES
Selling	92,305	128,537
Consulting fees	151,750	6,250
Professional fees	123,629	178,428
Compensation	298,166	154,509
Other general and administrative	232,265	275,950
Total Operating Expenses	898,115	743,674

LOSS FROM OPERATIONS	(631,248)	(493,190)

OTHER EXPENSE
Interest and financing costs	(36,962)	(61,880)

NET LOSS	(668,210)	(555,070)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain (loss)	(16,511)	14,259

COMPREHENSIVE LOSS	$(684,721)	$(540,811)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	142,737,698	94,308,407

See accompanying notes to consolidated financial statements.

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Convertible Preferred Stock		Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Deferred Equity Based
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Expenses	Total

Balance, January 1, 2005	420,000	$42	88,948,487	$8,895	1,888,889	$189	$4,784,190	$(5,037,897)	$(29,690)	$(55,145)	$(329,416)

Common shares issued	-	-	1,388,889	139	(1,388,889)	(139)	-	-	-	-	-

Shares sold for cash, net of costs	-	-	9,700,000	970	-	-	208,580	-	-	-	209,550

Shares issued for compensation	-	-	13,415,000	1,341	-	-	268,709	-	-	(211,840)	58,210

Issuance of common stock for loan settlements	-	-	3,790,000	379	-	-	90,321	-	-	-	90,700

Stock issued for professional services	-	-	100,000	10	-	-	3,990	-	-	-	4,000

Finance cost - shares sold below market	-	-	-	-	-	-	5,000	-	-	-	5,000

Shares issued for interest	-	-	80,000	8	-	-	2,392	-	-	-	2,400

Shares issued for repayment of advances from officers	-	-	1,577,063	158	-	-	66,428	-	-	-	66,586

Shares issued for options exercised for cash	-	-	6,500,000	650	-	-	124,350	-	-	-	125,000

Repricing of options	-	-	-	-	-	-	45,058	-	-	-	45,058

Amortization of deferred compensation expense	-	-	-	-	-	-	-	-	-	55,145	55,145

Foreign currency translation gain	-	-	-	-	-	-	-	-	14,259	-	14,259

Net loss, 2005	-	-	-	-	-	-	-	(555,070)	-	-	(555,070)

Balance, December 31, 2005	420,000	$42	125,499,439	$12,550	500,000	$50	$5,599,018	$(5,592,967)	$(15,431)	$(211,840)	$(208,578)

See accompanying notes to consolidated financial statements.

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Convertible Preferred Stock		Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Deferred Equity Based
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Expenses	Total

Balance, January 1, 2006	420,000	$42	125,499,439	$12,550	500,000	$50	$5,599,018	$(5,592,967)	$(15,431)	$(211,840)	$(208,578)

Cancel shares to be issued	-	-	-	-	(500,000)	(50)	50	-	-	-	-

Shares issued for cash	-	-	19,138,461	1,914	-	-	150,586	-	-	-	152,500

Shares issued for compensation	-	-	8,200,000	820	-	-	202,680	-	-	-	203,500

Repricing of options	-	-	-	-	-	-	34,174	-	-	-	34,174

Amortization of deferred compensation expense	-	-	-	-	-	-	-	-	-	211,840	211,840

Foreign currency translation loss	-	-	-	-	-	-	-	-	(16,511)	-	(16,511)

Net loss, 2006	-	-	-	-	-	-	-	(668,210)	-	-	(668,210)

Balance, December 31, 2006	420,000	$42	152,837,900	$15,284	-	$-	$5,986,508	$(6,261,177)	$(31,942)	$-	$(291,285)

See accompanying notes to consolidated financial statements.

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(668,210)	$(555,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,235	49,648
Bad debts	-	9,062
Amortization of loan costs	-	6,863
Common stock and warrants issued for services	203,500	59,210
Deferred equity based costs recognized	211,840	55,145
Shares issued for interest	-	2,400
Financing costs - shares sold below market value	-	5,000
Financing costs - options repriced	34,174	45,058
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(40,183)	1,049
(Increase) decrease in inventory	33,123	(24,932)
Increase in accounts payable and accrued expenses	19,713	4,608
Net cash used in operating activities	(167,808)	(341,959)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangibles	-	(11,000)
Purchase of property and equipment	(1,758)	(1,305)
Net cash used in investing activities	(1,758)	(12,305)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	172,500	314,550
Advances received from related party	37,000	45,629
Repayments of advances received from related party	(26,750)	(6,250)
Advances received from others	15,000	-
Principal payments on settlement payable	-	(63,328)
Proceeds from issuance of notes and loans payable	-	32,900
Net cash provided by financing activities	197,750	323,501

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH	(16,511)	14,259

INCREASE (DECREASE) IN CASH	11,673	(16,504)

CASH - BEGINNING OF YEAR	3,007	19,511

CASH - END OF YEAR	$14,680	$3,007

See accompanying notes to consolidated financial statements.

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1 BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Torbay Holdings, Inc. ("Torbay”, “we”, “us”, “our” or the “Company") was incorporated in Delaware on March 24, 1999. We sell and market a computer mouse which we market under the name AirO2bic Mouse and software, including Nib software for PC's, McNib software for Macintosh computers and Brakemoor anti-fatigue software. The AirO2bic Mouse is a "grip-less" computer mouse which allows the user to move a cursor to any point on the screen without having to grip the mouse with the muscles of the hand. The AirO2bic Mouse design maintains the hand in a "functional neutral" position, one in which the muscles of the hand are kept under a constant, but reduced tension, allowing for normal blood flow and resulting in less fatigue.

(B) Principles of Consolidation

The consolidated financial statements include the accounts of Torbay Holdings, Inc. and its wholly owned subsidiaries Designer Appliances, Inc. (“DAI”) and Designer Appliances Limited (“DAL”). All significant intercompany transactions and balances have been eliminated in consolidation. DAL is currently not an operating company.

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

(E) Cash and Cash Equvlalents

For purposes of the statement of cash flows, we consider all short-term investments with original maturities of three months or less when purchased to be cash equivalents. We had no cash equivalents as of December 31, 2006. Cash consists of cash on deposit at financial institutions.

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

(H) Intellectual Property Rights

We have capitalized the costs to acquire intellectual property rights and amortize them over their estimated useful life of 10 years.

(I) Impairment of Long-Lived Assets

We review long-lived assets for impairment under Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ended December 31, 2006 and 2005, we have determined that there were no long-lived assets that were impaired.

(J) Revenue Recognition

Our products are sold directly over the internet and through distributorships. Products sold over the internet require complete payment via credit card prior to shipment. Products sold through distributors require the distributor to submit a purchase order and payment (according to terms and pricing approved by the Company) prior to shipment. Accordingly, revenues from sales over the internet and through distributors are recognized when the product is shipped as the price has been determined and collectibility has been reasonably assured. We provide a warranty on goods for two years from the date of sale. We have not established a warranty reserve as of December 31, 2006 or 2005 since the amount is not material based on past experience.

(K) Website and Computer Software Costs

We follow the AICPA's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), in accounting for its website and software costs. Accordingly, costs to obtain computer software from third parties obtained for internal use have been capitalized and amortized over their estimated useful life of 5 years. Enhancements to software are amortized over an estimated useful life of 2 years. Costs incurred in operating a website that have no future benefits are expensed in the period in which they are incurred. Costs incurred in operating the website that have a future benefit are capitalized in accordance with SOP 98-1 and amortized over the respective future periods that are expected to benefit from the changes.

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(L) Income Taxes

We account for income taxes under SFAS No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(M) Segments

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. We do not operate in more than one segment and, accordingly, segment information has not been provided.

(N) Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, and notes and advances payable approximate their fair value as of December 31, 2006 due to the relatively short-term maturity of these instruments.

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

(Q) Comprehensive Loss

We account for comprehensive income (loss) under SFAS No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for reporting and the display of comprehensive income and its components. The foreign currency translation gain (loss) resulting from the translation of the financial statements of DAL expressed in British pound sterling to United States dollars is reported as Other Comprehensive Income (Loss) in the statements of operations and as Accumulated Other Comprehensive Income (Loss) in the statement of changes in stockholders' deficiency.

(R) Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive. At December 31, 2006 and 2005 we had 7,500,000 and 19,200,000 potentially dilutive securities, respectively.

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(S) Stock Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for employee stock options because the option exercise price equaled the market price on the date of grant. Prior to January 1, 2006, if applicable, we only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized. We did not have any grants of employee stock options during the years ended December 31, 2006 or 2005.

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

(U) Advertising

The Company expenses the production costs of advertising the first time the advertising takes place. Advertising and marketing expense included in the statement of operations for the years ended December 31, 2006 and 2005 was $36,302 and $78,017, respectively.

(V) Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 will also require significant additional disclosures. This Interpretation will be effective for fiscal years beginning after December 15, 2006. We will implement this Interpretation in the first quarter of 2007 on a prospective basis. We are currently evaluating the potential impact this Interpretation will have on our financial position and results of operations.

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We have evaluated the potential impact SAB 108 may have on our financial position and results of operations and do not believe the impact of the application of this guidance will be material.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of the adoption of SFAS No. 159 on our financial position and results of operations.

NOTE 2  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, we have a net loss of $668,210 and a negative cash flow from operations of $167,808 for the year ended December 31, 2006 and a working capital deficiency of $342,480 and a stockholders' deficiency of $291,285 as of December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and increase revenue. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management’s plans include obtaining additional financing for which they are currently in active negotiations with several financing institutions and increasing sales of the Aerobicmouse.

NOTE 3 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING  ACTIVITIES:

During 2005, costs of $10,450 were deducted from the proceeds resulting from the sale of common stock.

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

In June 2005, we issued 100,000 shares of common stock, valued at $4,000, for services provided. Of the amount, $3,000 offset an outstanding payable, and the remaining $1,000 was charged to expense.

During 2005, a lender retained 1,700,000 shares of common stock, which had been held as collateral, in settlement of a loan payable in the amount of $57,800.

During 2005, a lender retained 2,090,000 shares of common stock, which had been held as collateral, as payment for a loan in the amount of $32,900.

During 2005, we issued 1,577,063 shares of common stock as repayments of an aggregate amount of $66,586 in advances received from officers.

During 2005, we issued an aggregate of 13,240,000 shares of common stock to officers and directors for services. The shares have been valued at $264,880. Of this amount, $211,840 was deferred and expensed in 2006.

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2006 consisted of the following:

Manufacturing equipment	$20,000
Computer equipment	13,095
Office equipment	5,529
38,624
Less accumulated depreciation	(32,103)
$6,521

Depreciation expense for the years ended December 31, 2006 and 2005 was $9,528 and $8,982, respectively. All of the depreciation expense is included in general and administrative expenses.

NOTE 5 INTANGIBLE ASSETS

Intangible assets as of December 31, 2006 consisted of the following:

Intellectual property	$44,000
Software license	53,957
Software development	60,900
158,857
Less accumulated amortization	(120,978)
$37,879

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Amortization expense recorded in the statement of operations was $28,707 and $40,666 for 2006 and 2005, respectively.

Amortization of the above costs for each of the next five years is as follows:

2007	15,879
2008	4,000
2009	4,400
2010	4,400
2011	4,400

NOTE 6 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

 The following schedule reflects accounts payable and accrued expenses as of December 31, 2006:

Accounts payable	$300,180
Other accrued liabilities	46,171
$346,351

NOTE 7 LOAN PAYABLE - OFFICERS AND RELATED PARTIES

During 2006, the spouse of an officer advanced $37,000 to us for working capital purposes. Interest on the advances accrues at 9.5% per year and may be paid in the form of our common stock. We repaid $8,000 in cash during 2006. Accrued interest at December 31, 2006 is $2,788 and is included in accounts payable.

During 2006 we repaid $18,750 of prior advances from the above individual.

During February 2005, an officer advanced $20,629 to us for working capital purposes. During the fourth quarter of 2004 an officer advanced $45,957 to us for working capital purposes. The advances were non-interest bearing and were repayable upon demand. In December 2005, we issued 1,577,063 shares of common stock as repayments of these advances.

During August 2005, the spouse of an officer advanced $25,000 to us for working capital purposes. During 2005, we issued 80,000 shares of common stock, valued at $2,400, as interest on the loan.

NOTE 8 NOTES PAYABLE

We have issued a $50,000 note due to an individual that is non-interest bearing, convertible to shares of common stock at $1.50 per share and unsecured, which was due March 23, 2003. This note is currently being renegotiated.

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 9 INCOME TAXES

The United States parent company and its United States subsidiary and its United Kingdom subsidiary file separate income tax returns. There was no income tax expense for the years ended December 31, 2006 and 2005.

The effective tax expense differs from the "expected" tax expense for the years ended December 31, 2006 and 2005 (computed by applying U.S. federal corporate tax rate of 34 percent to income before taxes), as follows:

	2006	2005

Computed “expected” tax expense (benefit)	$(74,357)	$(180,371)
Change in valuation allowance	74,357	180,371

Effective tax expense	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets for the United States parent company and its United States subsidiary at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$1,189,048	$1,114,691
Less valuation allowances	(1,189,048)	(1,114,691)

Net deferred tax assets	$-	$-

As of December 31, 2006, the United States parent company and its United States subsidiary had net operating loss carry forwards of approximately $3,497,000 for income tax purposes, available to offset future taxable income expiring on various dates through 2026. The valuation allowance as of December 31, 2006 was $1,189,048. The net change in the valuation allowance during the year ended December 31, 2006 was an increase of $74,357.

The United Kingdom subsidiary has also incurred substantial net operating losses in prior years which result in no income tax expense or benefit for the years ended December 31, 2006 and 2005. The subsidiary's available net operating loss carry forward of approximately $534,000 results in a deferred tax asset of $160,200 (computed by applying the United Kingdom tax rate of 30%) which has been fully offset by a valuation allowance. The United Kingdom subsidiary is currently not an operating company.

NOTE 10 COMMITMENTS AND CONTINGENCIES

(A) Commitments and Contingencies

We conduct our operations from facilities occupied pursuant to a lease that commenced March 1, 2007 and which expires on April 30, 2008. These facilities include an apartment occupied by an officer. Such occupancy is for our benefit. Future minimum lease payments are as follows: 2007, $35,000; 2008, $14,000.

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Rent expense for the years ended December 31, 2006 and 2005 was $57,671 and $64,687, respectively.

(B) Royalties

We are required to pay royalty payments at a rate of $3 per copy of certain software that is distributed in any manner. The current minimum royalties are $3,000 per quarter. The term of the agreement is perpetual provided the Company continues to pay the royalty payments within 120 days after the end of each quarter and abides by the other terms of the agreement. During the years ended December 31, 2006 and 2005, the Company recorded the minimum royalty expense of $12,000 and $12,000, respectively.

NOTE 11 STOCKHOLDERS’ DEFICIENCY

(A) Preferred Stock

We have designated 700,000 shares of our preferred stock as Series 1 Convertible Preferred Stock. The par value of the series is $.0001. Each preferred share is originally convertible into ten shares of our common stock. Each share of the Series 1 stock is entitled to one vote on all matters on which common stockholders are entitled to vote and are not entitled to receive dividends.

In July 2001, we entered into a purchase agreement with two individuals who held the intellectual property rights, software and know-how to a computer mouse known as the "QUILL". Under the terms of the agreement, the Company acquired all of the sellers' rights, title and interest in the QUILL in exchange for 220,000 Series 1 convertible preferred shares. The agreement also called for the issuance of an additional 200,000 shares of Series 1 convertible preferred shares upon the Company receiving an approval for the United Kingdom patent rights to the QUILL, which were granted in January 2002. These preferred shares will convert 1:10 into 4,200,000 shares of common stock upon the QUILL generating $1,000,000 net profit after tax averaged over four fiscal quarters within five years from the signing of the agreement. However, if the $1,000,000 net profit requirement is not met within five years from the signing of the agreement, then these preferred shares will convert 1:1 into 420,000 shares of common stock.

The net profit requirement was not met within five years from the signing of the agreement and we are required to issue 420,000 shares of common stock in conversion of the Series 1 preferred stock.

(B) Common Stock

During 2005 we amended our Certificate of Incorporation to increase the number of authorized shares from 120,000,000 shares (100,000,000 of common and 20,000,000 of preferred) to 270,000,000 shares (250,000,000 of common and 20,000,000 of preferred) with shareholder approval.

During 2006 we issued 8,200,000 shares of common stock, valued at $203,500, for services.

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

During 2006, we sold 100,000 shares of common stock for cash proceeds of $2,500. We also received $20,000 during 2006 from a sale of common stock which occurred in 2005.

During 2006, we sold 11,538,461 shares of common stock for cash proceeds of $75,000.

During 2006, we repriced 8,000,000 common stock purchase warrants with exercise prices ranging from $0.07 to $0.10. The repricing reduced the exercise price of the warrants to $0.01. The holder of the warrants then exercised 7,500,000 of the warrants and we received cash proceeds of $75,000. As a result of the repricing, the fair value of the warrants increased by $34,174 and this amount has been charged to expense during that period.

During 2005, we received advances on a common stock purchase agreement. The gross amount of the advances was $200,000. We issued 9,000,000 shares of common stock in settlement of this advance. Costs of $10,450 were deducted, resulting in net proceeds of $189,550. The costs have been applied against additional paid-in capital. The purchaser will also be issued warrants exercisable into 9,000,000 shares of common stock. Half of these warrants will be exercisable at $0.024 and half will be exercisable at $0.033. The warrants will be issued upon the effectiveness of a registration statement covering the shares and the warrants. Upon the achievement of certain conditions, the Company may force the exercise of the warrants. The warrants will expire on December 31, 2008.

During 2005, we issued 2,090,000 shares of common stock as collateral for a loan . These collateral shares were retained as payment of the loan.

In June 2005, we issued 100,000 shares of common stock, valued at $4,000, for services provided. Of the amount, $3,000 offset an outstanding payable, and the remaining $1,000 was charged to expense.

During 2005, we issued 700,000 shares of common stock for proceeds of $20,000. We have recorded a finance cost of $5,000 related to certain of these stock sales.

During 2005, we issued 6,500,000 shares of common stock upon exercise of warrants, for gross proceeds of $125,000. Of this amount, $20,000 was received in 2006. The warrants had been modified to reduce the exercise price. As a result of the repricing, we have recorded a financing cost of $45,058 during 2005.

In December 2005, we issued 1,577,063 shares of common stock as repayments of advances from officers described in Note 7.

During November and December 2005, we issued an aggregate of 13,415,000 shares of common stock, valued at $270,050, for services. Of this amount, $211,840 was deferred and expensed in 2006.

During 2005, a lender retained 1,700,000 shares of common stock, which had been held as collateral, in settlement of a loan payable in the amount of $57,800. The collateral shares had been provided by an officer of the Company, and these shares were issued to the officer in November 2005

During 2005, we issued 80,000 shares of common stock, valued at $2,400, as interest on a loan from the spouse of an officer.

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(C) Warrants

The following table summarizes the changes in our warrants outstanding and the related prices for the shares of our common stock.

	Number	Weighted Average Exercise Price Per Share

Outstanding January 1, 2005	21,500,000	$0.07
Granted	3,500,000	0.01
Cancelled	(3,500,000)	0.12
Exercised	(6,500,000)	0.02

Outstanding December 31, 2005	15,000,000	0.07

Granted	8,000,000	0.01
Cancelled	(8,000,000)	0.09
Exercised	(7,500,000)	0.01

Outstanding December 31, 2006	7,500,000	0.05

Exerciseable December 31, 2006	7,500,000	0.05

Weighted average remaining life	2.9 years

NOTE 12 CONCENTRATIONS

At December 31, 2006, one customer accounted for approximately 47% of accounts receivable. This customer accounted for approximately 26% of sales during 2006 and approximately 22% of sales during 2005. One other customer accounted for 14% of sales for 2005. The Company purchases its inventory from a single supplier.