Form 10QSB
period 2007-03-31
TORBAY HOLDINGS INC
filed 2007-05-18
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 0-25417

TORBAY HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE	52-2143186

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

P.O. BOX 1117, LONG BEACH, NEW YORK 11561
(Address of principal executive offices)

516-747-5955
(Issuer's Telephone Number)

NOT APPLICABLE
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒.

The Company had 152,837,900 shares of common stock outstanding as of May 11, 2007.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
Yes ☐  No ☒

INDEX

PART 1 - FINANCIAL INFORMATION

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$21,593
Accounts receivable	3,947
Inventory	27,902
Prepaid expenses	5,119
Total Current Assets	58,561

PROPERTY AND EQUIPMENT - NET	4,753

OTHER ASSETS
Intangible assets - net	33,394
Deposits	3,500
Total Other Assets	36,894

TOTAL ASSETS	$100,208
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$337,372
Customer advance	1,599
Advances payable - related party	34,000
Advance payable - other	15,000
Note payable	50,000
Total Current Liabilities	437,971

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.0001 par value, 20,000,000 shares authorized, 420,000 shares issued and outstanding	42
Common stock, $.0001 par value, 250,000,000 shares authorized, 152,837,900 shares issued and outstanding	15,284
Additional paid-in capital	5,986,508
Accumulated deficit	(6,307,420)
Accumulated other comprehensive loss	(32,177)
TOTAL STOCKHOLDERS’ DEFICIENCY	(337,763)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$100,208

See accompanying notes to condensed consolidated financial statements.

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006

SALES, NET	$66,747	$77,718

COST OF SALES	16,819	25,026

GROSS PROFIT	49,928	52,692

OPERATING EXPENSES
Selling	12,555	22,280
Consulting fees	-	86,750
Professional fees	20,740	42,353
Compensation	20,287	72,255
Other general and administrative	41,932	82,324
Total operating expenses	95,514	305,962

LOSS FROM OPERATIONS	(45,586)	(253,270)

OTHER EXPENSE
Interest expense	(657)	-

NET LOSS	(46,243)	(253,270)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(235)	(1,316)

COMPREHENSIVE LOSS	$(46,478)	$(254,586)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	153,257,900	130,770,828

See accompanying notes to condensed consolidated financial statements.

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(46,243)	$(253,270)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,253	11,595
Deposit applied to rent	5,310	-
Common stock and warrants issued for services	-	92,250
Deferred equity based costs recognized	-	82,960
Changes in operating assets and liabilities:
Decrease in accounts receivable	62,336	17,788
(Increase) decrease in inventory	(10,994)	9,707
Increase in prepaid expenses	(5,119)	-
Increase in deposits	(2,015)	-
Increase (decrease) in accounts payable and accrued expenses	(8,979)	3,581
Increase in customer advance	1,599	-
Net cash provided by (used in) operating activities	2,148	(35,389)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1,761)
Net cash used in investing activities	-	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	22,500
Advances received from stockholder	17,000	35,000
Repayments of advances received from stockholder	(12,000)	(10,416)
Net cash provided by financing activities	5,000	47,084

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(235)	(1,316)

INCREASE IN CASH	6,913	8,618

CASH - BEGINNING OF PERIOD	14,680	3,007

CASH - END OF PERIOD	$21,593	$11,625

Interest paid	$-	$-

 See accompanying notes to condensed consolidated financial statements.

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Torbay Holdings, Inc. and its wholly owned subsidiaries, Designer Appliances Limited and Designer Appliances, Inc. (collectively, the “Company”). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The accompanying condensed consolidated financial statements and the information included under the heading “Management’s Discussion and Analysis” should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Form 10-KSB for the year ended December 31, 2006.

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

(C) Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the three months ended March 31, 2007 and 2006 since the effect would be anti-dilutive. There were 7,500,000 and 19,200,000 common stock equivalents at March 31, 2007 and 2006, respectively.

NOTE 2 INTANGIBLE ASSETS

Amortization expense for the three months ended March 31, 2007 and 2006 was $4,485 and $9,267, respectively. The amortization expense has been included in cost of sales.

NOTE 3  GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $46,243 for the three months ended March 31, 2007 and a working capital deficiency of $379,410 and a stockholders' deficiency of $337,763 as of March 31, 2007. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds to finance its operations. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007
(UNAUDITED)

Management’s plans include obtaining additional financing for which they are currently in active negotiations with several financing institutions and increasing sales of the Aerobicmouse.

NOTE 4  LOAN PAYABLE - RELATED PARTIES

During the three months ended March 31, 2007, the spouse of an officer advanced $17,000 to us for working capital purposes. Interest on the advances accrues at 9.5% per year and may be paid in the form of our common stock. We repaid $12,000 of prior advances in cash during 2007. The balance due at March 31, 2007 is $34,000. Accrued interest at March 31, 2007 is $3,445 and is included in accounts payable.

NOTE 5  SUBSEQUENT EVENTS

On May 11, 2007 we executed a convertible promissory note in the amount of $60,000. Interest is payable at the rate of 18% per year. The note matures June 11, 2007. The note is convertible, at the option of the holder, into shares of our common stock at the lesser of $0.002 per share or 50% of market price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

We are a holding company for late-stage developmental, or early-stage commercial, companies with opportunities in niche markets. We currently own two subsidiaries, Designer Appliances Ltd., an inactive United Kingdom ("UK") company, and Designer Appliances, Inc., a Delaware corporation, and will actively seek additional and appropriate acquisitions, subject to comments below. We have acquired and developed intellectual property rights (IPR) for a computer mouse that is thought to be beneficial to computer mice users with regards to the area of treatment and prevention of repetitive strain injury. Further patent applications are being pursued in the area of input device hardware and software that may result in an extension of the scope and geography of our current IPR position. We have achieved what we believe are significant technical developments that will be sought patent protection though there is no guarantee that such developments will proceed to a patent.

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

RESULTS OF OPERATIONS FOR THE 3 MONTHS ENDED MARCH 31, 2007 AND 2006

RESULTS OF OPERATIONS

3 Months Ended March 31, 2007 and March 31, 2006

Gross Profit

For the three months ended March 31, 2007 the Company generated net sales of $66,747 compared to $77,718 for the three months ended March 31, 2006. Cost of sales was $16,819 for the three months ended March 31, 2007, compared to $25,026 for the three months ended March 31, 2006. Gross profit was $49,928 or 74.8% of net sales for the three months ended March 31, 2007 relative to $52,692 or 67.8% of net sales for the three months ended March 31, 2006. The increase in gross profit percentage results primarily from a decrease in amortization of software costs, which is a fixed charge.

The decrease in the Company’s net sales in the three months ended March 31, 2007 reflects reduced spending on marketing, due to working capital limitations, along with the variable timing of periodic European orders.

Operating Expenses

For the three months ended March 31, 2007, operating expenses decreased $210,448 or 68.8% from $305,962 in the three months ended March 31, 2006 to $95,514 for the three months ended March 31, 2007. The components of the decrease in operating expenses are as follows: a $9,725 reduction is selling expenses, primarily due to a lack of working capital; an $86,750 reduction in stock based consulting fees; a $21,613 reduction in professional fees; a $51,968 reduction in executive compensation, primarily from a decrease in stock based compensation of $52,960; and a $40,392 reduction in general and administrative expenses, primarily from a reduction in stock based expense of $29,250. We had no stock based expense in 2007, with $168,960 in total stock based expense in 2006.

Other Expense

Other Expense, which consists solely of interest on related party loans, was $657 for the three months ended March 31, 2007. There was no other expense for the three months ended March 31, 2006.

Net Loss

The Company incurred a net loss $46,243 for the three months ended March 31, 2007 relative to a net loss of $253,270 for the three months ended March 31, 2006. The $207,027 decrease in net loss is primarily attributable to the $210,448 decrease in operating expenses in the three months ended March 31, 2007.

Liquidity and Cash Position

Operating Activities

For the three months ended March 31, 2007 the net cash provided by operating activities was $2,148 compared to net cash used in operating activities of $35,389 for the three months ended March 31, 2006. The difference of $37,537 is due to various factors, primarily increased collections on accounts receivable, offset by an increase in purchases of inventory.

Investing Activities

For the three months ended March 31, 2007 the Company had no cash flow from investment activity compared to cash used of $1,761 during the three months ended March 31, 2006.

Financing Activities

For the three months ended March 31, 2007 and March 31, 2006, the Company realized cash of $5,000 and $47,084, respectively, in connection with financing activities. The decrease of $42,084 in the three months ended March 31, 2007 was primarily attributable to decreases in proceeds from the sale of common stock and net advances from a related party.

LIQUIDITY AND CAPITAL RESOURCES

Revenues declined in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due in large part to a reduction in marketing expenditures. Sales have been made through direct marketing programs, via the Company’s website and indirectly through distributor/resellers who themselves have their own websites. Our strategy has been to develop product and brand recognition amongst the "professional ergonomic" industry ahead of investigating “niche” assistive technology markets in the broader retail sector of the computer peripheral business. The Company is also focused upon any opportunity to increase its sales to the U.S. Government following clarification that Section 508 Law does require computer mice to meet the prevailing standards.

Our access to such new markets will be dependent upon financing of our own direct operations or from our ability to partner with organizations that have a presence and reputation within those sectors. While the Company has developed an increasing reliance upon distributor/resellers (as this business is now in excess of 50% of our overall sales by value), even though such reliance may reduce our margins, we believe that such reliance is likely yield a greater return because of increased sales and a reduction in general and administrative expenses we enjoy as a result of the implementation of this strategy. As the possibility of entrance into the retail computer market sector is considered further, reductions in gross margin may be necessary to achieve the pricing incentives required by such outlets. Sales do not indicate any significant or specific seasonality based upon a quarter by quarter analysis, year on year.

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

We have financed our activities through the sale of common stock and through related party loans.

On May 11, 2007 we executed a convertible promissory note in the amount of $60,000. Interest is payable at the rate of 18% per year. The note matures June 11, 2007. The note is convertible, at the option of the holder, into shares of our common stock at the lesser of $0.002 per share or 50% of market price.

Going Concern Qualification

The Company’s consolidated financial statements as of March 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in such consolidated financial statements, for the three months ended March 31, 2007 the Company has a net loss of $46,243 and the Company had a working capital deficiency of $379,410 and a stockholders' deficiency of $337,763 as of March 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Revenue Recognition

The Company’s products are sold directly over the internet and through distributorships. Products sold over the internet require complete payment via credit card prior to shipment. Products sold through distributors require the distributor to submit a purchase order and payment (according to terms and pricing approved by the Company) prior to shipment. Accordingly, revenues from sales over the internet and through distributors are recognized when the product is shipped as the price has been determined and collectibility has been reasonably assured. The Company provides a warranty on goods for two years from the date of sale. The Company has not established a warranty reserve as of March 31, 2007 since the amount is not material based on past experience.

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

Section 508 compliance has been a requirement of system purchases, typically large contracts over $2,500, since July, 2001 whereas “Micropurchases”- purchases less than $2,500 and typically by credit card -- were exempt from Section 508 compliance until October 5, 2004 until April 1, 2005.

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

At this time the Company believes that it holds a unique position in the marketplace, as it is the only provider of mouse products that do not require grip to be used and has an associated software product that removes the need to be clicked. Likewise, no other competitive products, either direct or indirect in market presence, have Section 508 compliance claims or have been reviewed and commended for ease of use for persons with arthritis. While this position could change, it would require competitors to expend significant product development costs and risk potential infringement of the intellectual property rights of the Company. These rights are undergoing extension with additional patents having been filed on both design and utility basis in the U.S. with the intention to extend these and other applications contemplated into PCT or world-wide patents The employment of an IPR strategy is considered, but not guaranteed, to act as a barrier to entry by other providers of computer mice. It is also considered that the market environment, in regards to the general lack of recognition by mouse manufacturers of health issues due to mouse product usage, precludes entries by established organizations who are outside of the directly competitive ergonomic sector. Their entry would likely raise more risk from the possible litigious consequence of launching a "health conscious product as, by inference, other and previous products could be viewed as "not health conscious".

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

•  Planned for Introduction On Hold: SooToSee; currently in Alpha (in-house) testing this software is designed as a dynamic magnification system to assist those who need such assistance for observing computer screens, so as to enhance their accuracy of pointing the computer mouse cursor, or help in reading small text as is frequently the case with computer program menus and text on the internet. This is as an aid to vision and does not replace the need of use of spectacles, though it is envisaged that it will find application for those with severe sight impairment. This is part of a new software development package.

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

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

As of March 31, 2007, our management conducted a further evaluation under the supervision of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Exchange Act.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this Form 10-QSB, we are not a party to any litigation, and management has no knowledge of any threatened or pending litigation against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2007 did not sell any equity securities

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

Date: May 18, 2007