Form 10QSB
period 2007-06-30
TORBAY HOLDINGS INC
filed 2007-08-20
CIK 1078724

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
For the transition period from _____ to _____

Commission file number 0-25417

TORBAY HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE	52-2143186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2967 MICHELSON DR, STE G 444, IRVINE, CA 92612
(Address of principal executive offices)
949/200-7569
(Issuer's Telephone Number)
N/A

(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Our Company had 190,277,900 shares of common stock outstanding as of August 20, 2007.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
Yes ☐ No ☒

INDEX

PART 1 - FINANCIAL INFORMATION

Condensed consolidated balance sheet as of June 30, 2007 (unaudited)	3

Condensed consolidated statements of operations and other comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 (unaudited)	4

Condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 (unaudited)	5

Notes to condensed consolidated financial statements as of June 30, 2007 and 2006 (unaudited)	6

Item 2. Management's Discussion and Analysis or Plan of Operation	9

Item 3. Controls and Procedures	12

PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 5. Other Information	13

Item 6. Exhibits	13

Signatures	14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)

ASSETS

Current assets:
Cash	$7,606
Receivable on sale of common stock to be issued	1,089,600

Total current assets	1,097,206

Total assets	$1,097,206

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$126,391
Advance payable - related party	2,000
Advance payable - other	15,000
Notes payable	110,000

Total current liabilities	253,391

Derivative liability	466,203

Total liabilities	719,594

Stockholders' equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.0001 par value; 250,000,000 shares
authorized, 156,277,900 shares issued	15,628
Common stock to be issued, 35,000,000 shares	3,500
Treasury stock, at cost, 1,000,000 shares	(17,000)
Additional paid-in capital	7,280,724
Accumulated deficit	(6,905,240)

Total stockholders' equity	377,612

Total liabilities and stockholders' equity	$1,097,206

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenue	$-	$-	$-	$-

General and administrative expenses	59,982	63,607	93,971	235,462

Loss from continuing operations before
other expense	(59,982)	(63,607)	(93,971)	(235,462)

Interest expense and financing cost	(185,939)	(35,424)	(186,446)	(35,424)
Change in fair value of derivative liability	(345,948)	-	(345,948)	-

Loss from continuing operations
before provision for income taxes	(591,869)	(99,031)	(626,365)	(270,886)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	(591,869)	(99,031)	(626,365)	(270,886)

Loss from discontinued operations (including		-		-
gain on disposal of $110,369 in 2007), net of tax	(5,951)	(75,783)	(17,698)	(157,198)

Net loss	$(597,820)	$(174,814)	$(644,063)	$(428,084)

Net loss per common share, basic and diluted
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
	$(0.00)	$(0.00)	$(0.00)	$0.01

Weighted average shares outstanding, basic and diluted	153,423,834	136,844,769	153,341,325	133,824,577

Comprehensive loss:
Net loss	$(597,820)	$(174,814)	$(644,063)	$(428,084)
Foreign currency translation loss	(2,869)	(5,300)	(3,104)	(6,616)

Comprehensive loss	$(600,689)	$(180,114)	$(647,167)	$(434,700)

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	Six Months ended June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(644,063)	$(428,084)
Adjustments to reconcile net loss to net
Cash used in operating activities:
Gain on disposition of assets	(110,369)	-
Depreciation and amortization	11,426	21,965
Deposit applied to rent	5,310
Financing cost - warrants repriced	18	34,174
Common stock and warrants issued for services	400	92,250
Common stock and warrants issued for financing costs	60,000	-
Derivative liability	466,203	-
Deferred equity based costs recognized	-	158,420
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	45,251	(5,680)
Decrease in inventory	150	23,557
Increase in prepaid expenses	(3,500)	-
Increase in deposits	(2,015)	-
Decrease in accounts payable and accrued expenses	(30,667)	(53,102)
Increase in customer advance	1,599	-

Net cash used in operating activities	(200,257)	(156,500)

Cash flows from investing activities:
Purchase of property and equipment	-	(1,761)
Cash retained by former subsidiary	(6,713)	-

Net cash used in investing activities	(6,713)	(1,761)

Cash flows from financing activities:
Proceeds from issuance of notes	208,000	-
Proceeds from issuance of common stock	-	172,500
Advances received from stockholder	22,000	35,000
Repayments of advances received from stockholder	(27,000)	(14,583)

Cash provided by financing activities	203,000	192,917

Effect of exchange rate changes on cash	(3,104)	(6,616)

Net (decrease) increase in cash	(7,074)	28,040
Cash, beginning of period	14,680	3,007
Cash, end of period	$7,606	$31,047

Non-Cash Financial Information:

Treasury stock acquired in exchange for
assets and liabilities of discontinued operations	$17,000	$-
Net liabilities of discontinued operations	93,369	-
During 2007, 420,000 shares of
preferred stock were converted
into 420,000 shares of commom
stock	-	-

TORBAY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

NOTE 1  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Torbay Holdings, Inc. (“Torbay”) and its former wholly owned subsidiaries, Designer Appliances Limited and Designer Appliances, Inc. (collectively, the “Company”). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The accompanying condensed consolidated financial statements and the information included under the heading “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with our Company’s audited consolidated financial statements and related notes included in our Company’s Form 10-KSB for the year ended December 31, 2006.

On June 29, 2007 in connection with the resignation of certain of our executive officers and directors, our Company agreed to pay to those officers and directors an aggregate of $105,000 in full settlement of all contractual obligations that those officers and directors had and might have against our Company as a result of their services as directors and officers of our Company through that date. We also transferred to Mr. Thomas Large (a former officer who remains a director of our Company), 100% of the capital stock of Designer Appliances, Inc. and all other assets and liabilities of our Company relating to our Company’s former computer mouse and software business, including intellectual property and physical materials, including hardware and software and all rights pertaining thereto, in consideration of the payment to our Company in perpetuity of a 1% royalty on sales by Designer Appliances, Inc., the return by Mr. Large to our Company of 1,000,000 shares of our common stock and the grant to our Company of a 5% interest in the disposal value of Designer Appliances, Inc. Thus, the results of operations of the computer mouse and software business have been presented as discontinued operations in these financial statements.

On June 29, 2007, we sold 7,500,000 shares of a newly designated Series B preferred stock and 35,000,000 shares of our common stock to The Black Diamond Fund, LLLP, a Minnesota Limited Liability Limited Partnership (“Black Diamond”), for $1,778,000.

The purpose of the sale of stock was to raise capital with which we could pursue an acquisition strategy whereby we can seek to acquire businesses with a history of operating revenues in markets that provide room for growth. We are engaged in identifying, investigating and, if warranted, acquiring, companies that will enhance revenues and increase shareholder value. We are in active negotiations at the present time with one such opportunity. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing, through either equity or debt financing.

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

(C) Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the three and six months ended June 30, 2007 and 2006 since the effect would be anti-dilutive. There were 38,441,500 and 11,700,000 common stock equivalents at June 30, 2007 and 2006, respectively.

NOTE 2   INTANGIBLE ASSETS

Amortization expense for the six months ended June 30, 2007 and 2006 was $8,283 and $17,236, respectively. Amortization expense for the three months ended June 30, 2007 and 2006 was $3,798 and $7,970, respectively. The amortization expense has been included in discontinued operations.

NOTE 3   LOAN PAYABLE - RELATED PARTIES

On June 29, 2007, loans payable to the spouse of an officer aggregating $22,000 were assumed by Mr. Large as a part of the distribution of our computer mouse and software business. At June 30, 2007, we have a remaining balance due to this individual of $2,000, plus accrued interest of $5,408.

NOTE 4   STOCKHOLDERS’ EQUITY

During June, 2007 we issued 440,000 shares of common stock upon the conversion of our preferred stock.

During June, 2007 we issued 3,000,000 shares of common stock, valued at $60,000, to Mr. Large for financing activities.

During June, 2007 Mr. Large agreed to return 1,000,000 shares of his common stock, in connection with the distribution of our computer mouse business described in Note 1. These shares have been valued at $17,000, based on the market prices of our stock on the date of the agreement, and are presented as treasury stock in the financial statements.

On June 29, 2007, we entered in an agreement to sell 7,500,000 shares of a newly designated Series B preferred stock and 35,000,000 shares of our common stock to The Black Diamond Fund, LLLP, a Minnesota Limited Liability Limited Partnership (“Black Diamond”), for $1,778,000 (the “Purchase Agreement”). The allocated price for the preferred stock sold under the agreement is $540,400 and the allocated price for the common stock is $1,237,600. Since we collected the price for the common stock prior to the issuance of the financial statements, we have included that amount as a receivable as of June 30, 2007. In accordance with the terms of the Purchase Agreement, the receivable has been shown net of the loan payable to Black Diamond described in Note 5, since the note principal balance has been applied to the purchase price.

The Purchase Agreement requires us to buy back shares of the Series B preferred stock at the option of the holder through a series of monthly cash payments starting at $50,000 per month in August, 2008 and rising to $200,000 per month in December, 2011 at a formula purchase price which is a multiple of the then per share price of our common stock. The total amount which Black Diamond could potentially require us to pay should Black Diamond exercise this option completely is $6,415,000 over that period. The terms of the Purchase Agreement were not fully executed as of June 30, 2007 because the designated 10,000,000 shares of preferred stock were not authorized, no payments were received on the sale of the preferred stock and no shares were issued as of June 30, 2007. Accordingly, the accompanying financial statements do not reflect any liability or charge to operations as of June 30, 2007.

We have filed a Certificate of Designations with the State of Delaware Secretary of State to designate 10,000,000 of our authorized preferred stock as Series B preferred stock. The Series B preferred stock has the same rights as the common stock, except that the Series B preferred stock has 60 votes per share where a share of common stock has one vote per share on all matters requiring a shareholder vote. The shares of Series B preferred stock are not convertible into shares of common stock and do not have a liquidation preference.

This transaction will be accounted for in accordance with SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Accordingly, a liability in the amount of $540,400 will be recorded to reflect the principal amount of the total $6,415,000 of redeemable preferred stock and the balance of $5,874,600 will be accrued commencing July 25, 2007 through December 31, 2011 (see Note 7).

NOTE 5   NOTES PAYABLE

On May 11, 2007 we borrowed $60,000 from The Nutmeg/Mercury Fund LLLP. The loan is evidenced by a promissory note in the principal amount of $60,000 providing that interest at the rate of 18% per annum accrues (and compounds daily) on the outstanding principal amount and that all principal and accrued interest is payable one month after the date of issuance of the note (June 11, 2007). The note further provides that an “Event of Default” would occur under the note if our Company fails to make payment within 15 days after the due date of the note. As of June 30, we have not made any payments on the note and as of June 30, 2007 interest has been accruing on the note at the rate of the lesser of 30% per annum or the maximum interest rate permitted by law. The holder of the note may elect to receive payment in common stock of our Company at a conversion price of the lesser of $.002 per share or 50% of market value based on the trading price of our common stock. Since the note is convertible at a discount to market, the embedded conversion option is accounted for under EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". We have accounted for the embedded conversion option as a derivative liability. Accordingly, the embedded conversion option will be marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model. For the period ended June 30, 2007, our Company reflected an expense of $466,203, representing the initial fair value of $120,255 and the subsequent change in the value of the embedded conversion option of $345,948.

On June 19, 2007, we borrowed $148,000 from The Black Diamond Fund LLLP. The loan is evidenced by a promissory note in the principal amount of $148,000 providing that interest at the rate of 15% per annum accrues (and compounds daily) on the outstanding principal amount and that all principal and accrued interest is payable six months after the date of issuance of the note (December 19, 2007). The principal amount of the note has subsequently been applied to the common stock purchase price described in Note 4 and we have shown the receivable on the common stock purchase agreement net of the principal balance.

 NOTE 6   DISCONTINUED OPERATIONS

On June 29, 2007 we transferred to Mr. Thomas Large (a former officer who remains a director of our Company) 100% of the capital stock of Designer Appliances, Inc. and all other assets and liabilities of our Company relating to our Company’s computer mouse and software business, including intellectual property and physical materials, including hardware and software and all rights pertaining thereto, in consideration of the payment to our Company in perpetuity of a 1% royalty on sales by Designer Appliances, Inc., the return by Mr. Large to our Company of 1,000,000 shares of our common stock, valued at $17,000, and the grant to our Company of a 5% interest in the disposal value of Designer Appliances, Inc.

As a result of the disposition, we have recorded a gain on the disposition of $110,369.

The results of operations of our computer mouse and software business have been presented as discontinued operations in these financial statements. Revenue included in discontinued operations for the six months ended June 30 2007 and 2006 was $144,849 and $178,062, respectively. Revenue included in discontinued operations for the three months ended June 30, 2007 and 2006 was $78,102 and $100,344, respectively.

 NOTE 7   SUBSEQUENT EVENTS

On July 25, 2007 we received the balance of the $1,778,000 investment from The Black Diamond Fund. Of this total amount, $148,000 had been advanced on June 11, 2007 as a loan pending the finalization of the documentation and two advances of $25,000 each were made subsequent to June 30, 2007 with the final payment of $1,580,000 received on July 25, 2007 (see Note 4).

On August 8, 2007, we were notified by the Delaware Secretary of State that our Certificate of Designations regarding 10,000,000 shares of our Series B preferred stock had been filed. The shares are in the process of being issued to Black Diamond.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

As of June 29, 2007, our board of directors determined that the implementation of our Company's business plan was no longer financially feasible and accepted the offer of The Black Diamond Fund, a Minnesota Limited Liability Limited Partnership (“Black Diamond”) to purchase 7,500,000 shares of a new series of our preferred stock to be designated as Series B preferred stock and 35,000,000 shares of our common stock for $1,778,000.

This capital will be used to pursue an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth. We are engaged in identifying, investigating and, if warranted, acquiring, companies that will enhance our revenues and increase shareholder value.

We will utilize several criteria to evaluate prospective acquisitions, including, but not limited to (1) established businesses with viable services or products, (2) experienced and qualified management team, (3) room for growth and/or expansion into other markets, (4) accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) potential for significant increase in shareholder value.

On June 29, 2007, we transferred to Mr. Thomas Large (a former officer who remains a director of our Company), 100% of the capital stock of Designer Appliances, Inc. and all other assets and liabilities of our Company relating to our Company’s computer mouse and software business, including intellectual property and physical materials, including hardware and software and all rights pertaining thereto, in consideration of the payment to our Company in perpetuity of a 1% royalty on sales by Designer Appliances, Inc., the return by Mr. Large to our Company of 1,000,000 shares of our common stock and the grant to our Company of a 5% interest in the disposal value of Designer Appliances, Inc.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Critical Accounting Policies and Estimates

Our Company is in a transition in its business model. As we make new acquisitions and investments, critical accounting policies and estimates will be set forth as necessary to reflect the then nature of our business.

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

In adopting SFAS No. 123(R), we elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. There are no outstanding vested or unvested options awards.

Revenue, Cost of Goods Sold, Gross Profit, and Operating Expenses

With the transfer of the Designer Appliances business on June 29, 2007, we had no revenue from continuing operations to report. As the Designer Appliances business was the sole business of our Company in 2006, there was no revenue from continuing operations to report for that period. Thus, for the three months and six months ended June 30, 2007 and the three months and six months ended June 20, 2006, our Company had no revenue from continuing operations to report.

Likewise, for the three months and six months ended June 30, 2007 and the three months and six months ended June 20, 2006, our Company had no cost of goods sold, gross profit, or operating expenses from continuing operations to report.

The results of operations of our computer mouse and software business have been presented as discontinued operations in these financial statements. Revenue included in discontinued operations for the six months ended June 30, 2007 and 2006 was $144,849 and $178,062, respectively. Revenue included in discontinued operations for the three months ended June 30, 2007 and 2006 was $78,102 and $100,344, respectively. As a result of the disposition, we have recorded a gain on the disposition of $110,369.

General and Administrative Expenses

For the three months ended June 30, 2007 and 2006, general administrative expenses from continuing operations were $59,982 and $63,607, respectively. General and administrative expenses from continuing operations for the six months ended June 30, 2007 and 2006 were $93,971 and $235,462, respectively. The components of general administrative expenses are compensation costs and professional fees. We expect our general and administrative expenses to increase over the next twelve months as we investigate, negotiate, and acquire business opportunities.

Our strategy is to pursue an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth. We are engaged in identifying, investigating and, if warranted, acquiring, companies that will enhance our revenues and increase shareholder value.

We will utilize several criteria to evaluate prospective acquisitions, including, but not limited to (1) established businesses with viable services or products, (2) experienced and qualified management team, (3) room for growth and/or expansion into other markets, (4) accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) potential for significant increase in shareholder value.

Interest Expense and Financing Costs

For the three and six months ended June 30, 2007, we recorded other expense of $531,887 and $532,394, respectively, comprised primarily of non-cash charges related to stock-based financing costs of $60,000 and our derivative liability of $466,203. For the three and six months ended June 30, 2006, we recorded other expense of $35,424, comprised primarily of a non-cash charge of $34,174 resulting from the re-pricing of certain of our common stock purchase warrants.

Net Loss

Our Company incurred a net loss of $597,820 for the three months ended June 30, 2007 relative to a net loss of $174,814 for the three months ended June 30, 2006. The $423,006 increase is due to the interest expense and financing costs as well as the change in the fair value of the derivative liability noted above.

Our Company incurred a net loss of $644,063 for the six months ended June 30, 2007 relative to a net loss of $428,084 for the six months ended June 30, 2006, reflecting the fact that virtually all the changes in the net loss came in the three month period ending June 30, 2007.

Liquidity and Cash Position

Operating Activities

For the six months ended June 30, 2007 and 2006, our Company used $200,257 and $156,500, respectively, to fund operating activities. For the six months ended June 30, 2007, a loss of $644,063 was partially offset by non-cash charges of $526,621 related to financing decreased by the non cash gain on the disposition of assets and the net increase in operating assets. For the six months ended June 30, 2006, a loss of $428,084 was partially offset by non-cash charges of $21,965 of depreciation and amortization expense and $284,844 of stock based compensation and financing expense and increased by the net decrease in operating liabilities. Cash used by operating activities includes results from our computer mouse and software business, which has been discontinued as of June 29, 2007.

 Investing Activities

For the six months ended June 30, 2007 our Company used $6,713 in cash as part of the assets transferred to Mr. Large, a former officer of our Company. For the six months ended June 30, 2006, our Company used $1,761 to fund investing activities.

Financing Activities

For the six months ended June 30, 2007 our Company realized cash of $208,000 in connection with short term loans to us pending the finalization of sale of preferred and common stock to The Black Diamond Fund.

For the six months ended June 30, 2006, our Company realized cash of $192,917 in connection with financing activities including the receipt of $20,000 pursuant to the exercise of warrants which occurred in 2005, $97,500 from the current sale of common stock, $75,000 from the exercise of warrants and $20,417 in net advances from a related party.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls And Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the Securities and Exchange Commission (the “SEC”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our Chief Executive Officer, who is also the acting Chief Financial Officer, in consultation with our other members of management and advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report pursuant to Rule 13a-15(b) promulgated under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in alerting him in a timely fashion to all material information required to be included in our periodic filings with the SEC.

Changes in Internal Control over Financial Reporting

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our President and Principal Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this quarterly report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

As of the date of this Form 10-QSB, we are not a party to any litigation and management has no knowledge of any threatened or pending litigation against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ending June 30, 2007, our Company entered into a Share Purchase Agreement (the ‘Purchase Agreement”) to sell 7,500,000 of a new series of its preferred stock to be designated as Series B preferred stock for $540,000 and 35,000,000 shares of its common stock for $1,237,600 to Black Diamond for $1,778,000.

The Purchase Agreement requires our Company to buy back shares of the Series B preferred stock at the option of Black Diamond through a series of monthly cash payments starting at $50,000 per month in August, 2008 and rising to $200,000 per month in December, 2011 at a formula purchase price which is a multiple of the then common share price. The total amount which Black Diamond could require our Company to pay should Black Diamond exercise this option completely is $6,415,000 over that period.

Our Company has filled a Certification of Designation with the State of Delaware Secretary of State to designate 10,000,000 of its authorized preferred stock as Series B preferred stock. The Series B preferred stock has the same rights as the common stock, except that the Series B preferred stock has 60 votes per share where a share of common stock has one vote per share on all matters requiring a shareholder vote. The shares of Series B preferred stock are not convertible into shares of common stock and do not have a liquidation preference.

Our Company had previously designated 700,000 of its preferred shares as Series 1 preferred stock. None of that Series 1 preferred stock is currently outstanding. Our Company does not have any plans to issue the Series 1 preferred stock.

Black Diamond’s acquisition of our capital stock pursuant to the Purchase Agreement was for investment purposes only and our Company issued such securities in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. No underwriters or brokers were involved in the transaction. The sale was for cash and involved no discount.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The $60,000 note to The Nutmeg/Mercury Fund LLLP described in Note 5 to the financial statements is currently in default.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Certificate of Designations for Series B Preferred Stock.*
31.1	Certification of the Chief Executive Officer and Acting Principal Financial Officer of Torbay Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Acting Principal Financial Officer of Torbay Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORBAY HOLDINGS, INC.

Date: August 20, 2007	By:	/s/ Richard K Lauer
Name: Richard K Lauer
Title: President and Chief Executive Officer (Principal Executive Officer and Acting Principal Accounting Officer)