Form 10QSB
period 2007-09-30
ICC Worldwide, Inc.
filed 2008-02-11
CIK 1078724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
For the transition period from _____ to _____

Commission file number 0-25417

ICC WORLDWIDE, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE	52-2143186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3334 E. Coast Hwy #424 Corona del Mar, CA 92625
(Address of principal executive offices)

949/200-7569
(Issuer's Telephone Number)

Torbay Holdings, Inc.
2967 Michelson Dr, Ste G444, Irvine, CA 92612
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Our Company had 200,120,434 shares of common stock outstanding as of January 18, 2008.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
Yes ☐ No ☒

INDEX

PART 1 - FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed consolidated balance sheet as of September 30, 2007 (unaudited)	3

Condensed consolidated statements of operations and other comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 (unaudited)	4

Condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 (unaudited)	5

Notes to condensed consolidated financial statements as of September 30, 2007 and 2006 (unaudited)	6

Item 2. Management's Discussion and Analysis or Plan of Operation	12

Item 3. Controls and Procedures	15

PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

Signatures	17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS

Current assets:
Cash	$1,029,949
Accounts receivable	1,070
Inventory	32,897
Deposits and other current assets	18,915
Total current assets	1,082,831

Furniture & fixtures	174,520
Office and store equipment	384,116
Less accumulated depreciation	(5,494)
Net fixed assets	553,142

Intangible Assets	559,562

Total assets	$2,195,535

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$229,568
Accrued interest	11,835
Capitalized lease obligation - current portion	63,863
Liabilities on asset purchase contracts	578,016
Notes payable	127,001
Total current liabilities	1,010,283

Capitalized lease obligation - long term	139,861
Preferred stock, $.0001 par value; 20,000,000 shares authorized, 7,500,000 Series B shares issued and outstanding, mandatory redemption on October 1, 2012 at $.60 per share, includes accretion of $4,340	535,014

Total liabilities	1,685,158

Stockholders' equity:

Common stock, $.0001 par value; 250,000,000 shares authorized, 190,277,900 shares issued and outstanding	19,028
Additional paid-in capital	7,302,616
Accumulated deficit	(6,820,529)
Other comprehensive income	9,262
Total stockholders' equity	510,377

Total liabilities and stockholders' equity	$2,195,535

See accompanying notes to unaudited condensed consolidated financial statements

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Revenue	$21,540	$-	$21,540	$-

Cost of goods sold	20,294	-	20,294	-

Gross profit	1,246	-	1,246	-

General and administrative expenses	320,552	46,366	414,523	281,828

Loss from continuing operations before other expense	(319,306)	(46,366)	(413,277)	(281,828)

Interest expense, net and financing cost	(1,687)	(823)	(67,878)	(36,247)
Change in fair value of derivative liability	466,203	-	-	-

Income (loss) from continuing operations before provision for income taxes	145,210	(47,189)	(481,155)	(318,075)

Provision for income taxes	-	-	-	-

Net income (loss) from continuing operations	145,210	(47,189)	(481,155)	(318,075)

Loss from discontinued operations	(60,500)	(110,476)	(78,198)	(267,674)

Net income (loss)	$84,710	$(157,665)	$(559,353)	$(585,749)

Net loss per common share, basic and diluted
Continuing operations	$0.00	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	174,603,987	150,492,374	160,054,896	139,117,388

Comprehensive loss:
Net income (loss)	$84,710	$(157,665)	$(559,353)	$(585,749)
Foreign currency translation gain (loss)	44,308	(3,901)	41,204	(10,517)

Comprehensive income (loss)	$129,018	$(161,566)	$(518,149)	$(596,266)

See accompanying notes to unaudited condensed consolidated financial statements.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(559,352)	$(585,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposition of assets	(110,369)	-
Depreciation and amortization	14,028	30,663
Stock compensation expense	65,406	-
Security deposit applied to rent	5,310	-
Financing cost - warrants repriced	18	34,174
Common stock and warrants issued for services	400	108,500
Common stock and warrants issued for financing costs	60,000	-
Deferred compensation	-	233,880
Changes in operating assets and liabilities:
(Increase) decrease in
Accounts receivable	44,181	23,903
Inventory	(32,747)	28,238
Prepaid expenses	(481,973)	-
Deposits and other current assets	(102,019)	-
Increase (decrease) in
Contracts payable	578,016	-
Accounts payable and accrued expenses	84,345	(51,762)
Customer advance	1,599	27,486

Net cash used in operating activities	(433,157)	(150,666)

Cash flows from investing activities:
Purchase of property and equipment	(352,020)	(1,761)
Cash retained by former subsidiary	(6,713)	-

Net cash used in investing activities	(358,733)	(1,761)

Cash flows from financing activities:
Proceeds from issuance of notes	60,000	-
Proceeds from issuance of preferred stock	530,674	-
Proceeds from issuance of common stock	1,215,326	172,500
Advances received from stockholder	22,000	35,000
Payments on notes payable	2,001	-
Repayments of advances received from stockholder	(29,000)	(21,750)

Net cash provided by financing activities	1,801,001	185,750

Effect of exchange rate changes on cash	6,158	(10,517)

Net increase in cash	1,015,269	22,806
Cash, beginning of period	14,680	3,007
Cash, end of period	$1,029,949	$25,813

Non-Cash Financial Information:

Treasury stock acquired in exchange for assets and liabilities of discontinued operations	$17,000	$-
Net liabilities of discontinued operations	93,369	-
During 2007, 420,000 shares of Series 1 preferred stock were converted to 440,000 shares of common stock	-	-
Accretion of preferred stock	4,340
Assets acquired through capitalized lease	203,724

See accompanying notes to unaudited condensed consolidated financial statements.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 1. ORGANIZATIONAL MATTERS AND NATURE OF THE BUSINESS

ICC Worldwide, Inc. (“we”, “us”, “the Company”, or “ICC Worldwide”) was incorporated on March 24, 1999 as a Delaware corporation named Acropolis Acquisition Corporation. We changed our name to Torbay Holdings, Inc. on July 14, 1999. On October 26, 1999, Torbay Acquisition Corporation (“TAC”), a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), merged into us. In the merger we issued our common stock to the former stockholders of TAC and our common stock automatically became registered under the Exchange Act as a result of such transaction. In November, 2007 we changed our name to ICC Worldwide, Inc.

Through June, 2007 the principal business of our Company was the development and sale of a computer mouse device and related software. On June 29, 2007, we transferred to Mr. Thomas Large (a former officer and director of our Company), 100% of the capital stock of Designer Appliances, Inc. and all other assets and liabilities of our Company relating to our Company’s former computer mouse and software business, including all intellectual property and physical materials, all hardware and software and all rights pertaining thereto, in consideration of the payment to our Company in perpetuity of a 1% royalty on sales by Designer Appliances, Inc., the return by Mr. Large to our Company of 1,000,000 shares of our common stock and the grant to our Company of a 5% interest in the disposal value of Designer Appliances, Inc. Thus, the results of operations of the computer mouse and software business have been presented as discontinued operations in these financial statements.

On June 29, 2007 we sold 7,500,000 shares of a newly designated Series B preferred stock and 35,000,000 shares of our common stock to The Black Diamond Fund, LLLP, a Minnesota Limited Liability Limited Partnership (“Black Diamond”), for $1,778,000. The purpose of the sale of stock was to raise capital for use in conjunction with which we could pursue an acquisition strategy which allows us to develop our Company by acquiring assets with a history of operating revenues in markets that provide room for growth.

As a result of our investigations, we have focused on a strategy which offers certain goods and services to the ethnic immigrant worker communities in Italy. These goods and services include products in the broad areas of: (1) telecommunications, (2) entertainment, (3) ethnic food products, and (4) financial services. They are delivered by our Company on a wholesale basis through a large, well established network of independently-owned retail stores throughout Italy. In addition to the wholesale business activities, the Company also operates a small number of its own retail stores in Italy which serve customers in this market. In September, 2007 we began acquiring assets and opening stores in several of the provinces in Northern Italy . The revenue reported for the three month period ended September 30, 2007 is all from the opening and startup operations of three retail stores during September, 2007, and should not be considered indicative of future operating results.

NOTE 2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of ICC Worldwide, Inc.., its wholly own subsidiary, ICC Italy, S.r.l., and the Company’s former subsidiaries, Designer Appliances Ltd. and Designer Appliances, Inc. (collectively, the “Company”). All significant inter-company transactions have been eliminated in consolidation.

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

(C) Revenue Recognition

The Company’s retail products and services are sold primarily for cash. Revenue is recognized at the time the products or services are sold.

The Company expects to also sell certain products at wholesale both for cash and on account. Revenue is recognized when no right of return exists.

(D) Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Account balances are written off when collection efforts have been exhausted and the potential for recovery is considered remote. The Company has not recorded an allowance against receivables as the Company has only a limited operating history.

(E) Inventory

Inventory consists of finished goods ready for sale and is stated at the lower of cost or market. The Company does not have raw material or work in process inventory.

(F) Foreign Currency Translation

Assets and liabilities of our Company’s foreign subsidiaries have been translated using the exchange rate at the balance sheet date. The weighted average exchange rate for the period has been used to translate revenues and expenses. Translation adjustments are reported separately and accumulated in a separate component of equity (accumulated other comprehensive income.)

(G) Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings per Share". The assumed exercise of common stock equivalents was not utilized for the nine months ended September 30, 2007 and 2006 and three months ended September 30, 2007 since the effect would be anti-dilutive. The assumed exercise of common stock equivalents was not utilized for the three month ended September 30, 2007 as the amount of the diluted income is de minimis. There were 126,657,162 and 11,700,000 common stock equivalents at September 30, 2007 and 2006, respectively.

(H) Going Concern

The Company’s consolidated financial statements for the nine months ended September 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its new business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(I) Stock Options and Warrants

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

(J) Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. Goodwill represents the purchase consideration given in excess of the net assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives must be tested for impairment on an annual basis. The Company performs this annual impairment test at fiscal year end for goodwill.

SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. SFAS 142 also requires the Company to compare the fair value of an intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and other indefinite-lived intangible assets are determined based on discounted cash flows or market multiples as appropriate.

(K) Intangible Assets

Intangible assets, excluding goodwill, are stated on the basis of cost and are amortized on a straight-line basis over estimated life. Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise.  Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets.  Should these cash flows not equate to or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required.

NOTE 3.  INTANGIBLE ASSETS

During September 30, 2007, the Company acquired intangible covenant-not-to-compete, consulting agreements, and prepaid commission assets in conjunction with the tangible asset purchases in Italy. The covenant-no-to-compete and the consulting agreements have useful lives of one year. The prepaid commission asset has a life of two years. No amortization expense was included for the three and nine months ended September 30, 2007 for these intangible assets.

Amortization expense included in discontinued operations for the nine months ended September 30, 2007 and 2006 was $8,283 and $23,534, respectively. Amortization expense for the three months ended September 30, 2007 and 2006 was $0 and $6,298, respectively.

NOTE 4. CONVERTIBLE NOTES PAYABLE

On September 26, 2007, we renegotiated the promissory note we issued on May 11, 2007 (the “May 11, 2007 Note”) to evidence the $60,000 which we borrowed from The Nutmeg/Mercury Fund LLLP (“Nutmeg”). The May 11, 2007 Note was in default as of June 11, 2007 and bears a default interest of 30% per annum compounded daily. The principal and interest on the May 11, 2007 Note were due at maturity and were convertible into common shares of our Company at the rate of the lower of $.002 per share or two other valuation formulas.

The May 11, 2007 Note was superseded by a new promissory note (the “September 26, 2007 Note”) which bears a 12.5% interest rate with principal and accrued interest due at maturity on May 11, 2009. The principal and accrued interest may be converted at any time into the common stock of the Company at $.002 per share.

The common stock of our Company is very thinly traded and our preferred stock is not registered for trading. There are frequent trading days when the common stock is not traded. The stock trades at a very low price. By way of example, during the last week of the period ended September 30, 2007 the stock was traded on only one day of the week. The volume on that day was 24,019 shares and the closing price on that day was $0.015. Should Nutmeg elect to convert the September 26, 2007 Note to common stock and decide to sell shares, the market for the Company’s common stock would likely not be able to absorb the total volume of the shares so converted. Consequently, we have not treated the convertible option in the September 26, 2007 as a derivative within the meaning of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as the shares so converted could not be readily converted to cash without substantial market disruption and a heavy discount in price which would render the converted stock virtually worthless.

SFAS No. 133 allows the Company to reexamine a financial instrument with an embedded conversion option each quarter to ascertain its treatment as a financial derivative. As a result of a review at September 30, 2007, we have determined that derivative treatment of the September 26, 2007 Note is not appropriate and we have reversed the derivative treatment accorded the now superseded May 11, 2007 Note for the period ended June 30, 2007 which recognized an expense of $466,203 and have recognized an offsetting gain for the period ended September 30, 2007.

NOTE 5. PREFERRED STOCK

On June 29, 2007, we sold 7,500,000 shares of a newly designated Series B preferred stock and 35,000,000 shares of our common stock to The Black Diamond,, for $1,778,000. The purpose of the sale of stock was to raise capital with which we could pursue an acquisition strategy whereby we can seek to acquire businesses with a history of operating revenues in markets that provide room for growth. The allocated price for the preferred stock sold under the agreement is $540,400 and the allocated price for the common stock is $1,237,600.

The June 29, 2007 purchase agreement required us to buy back shares of the Series B preferred stock at the option of the holder through a series of monthly cash payments starting at $50,000 per month in August, 2008 and rising to $200,000 per month in December, 2011 at a formula purchase price which is a multiple of the then per share price of our common stock. The total amount which Black Diamond could have potentially required us to pay had Black Diamond exercised this option completely, was $6,415,000 over that period.

On September 28, 2007, the June 29, 2007 purchase agreement was amended to reduce the potential impact of Black Diamond’s right to require our Company to begin repurchasing the Series B preferred stock in August 2008. In the Amended Purchase Agreement Black Diamond agreed to exchange the Series B preferred stock for a new Series C preferred stock. The Series C preferred stock provides for a) a liquidation price for the preferred shares of $.60 per share, b) the option to convert the Series C shares to common shares at the rate of 10 shares of common stock for each share of Series C preferred stock; and c) mandatory redemption of any outstanding Series C preferred stock on October 1, 2012 at the liquidation price. In return, Black Diamond agreed to change the formula for the calculation of the cash to fund the Series C preferred stock buyback option. Under the new formula, the Company is obligated to offer to purchase Series C preferred shares at $1 per share from Black Diamond using 20% of the positive quarterly pretax net income as reported in our Form 10-KSB and 10-QSB filings starting with the calendar quarter ending September 30, 2008. Black Diamond must notify the Company during each quarter if it elects to exercise its option for that quarter only. Payments are due to Black Diamond within 10 days following the filing of the Company’s 10-QSB or 10-KSB.

Both the Series B and Series C preferred stock may cast 60 votes per share whereas a share of common stock has one vote per share on all matters requiring a vote of the shareholders. To illustrate the impact of this preference, at the annual stockholders meeting held on November 27, 2007, this preference allowed Black Diamond, as the holder of all outstanding shares of Series C preferred stock, to have approximately 76% of the voting power on all matters on which a shareholder vote was taken.

The mandatory redemption feature provides that the Company will buy back any and all outstanding Series C preferred stock on October 1, 2012 at the liquidation price of $.60 per share. Should all the 7,500,000 Series C preferred shares be outstanding at October 1, 2012, our Company would have to pay $4,500,000 on that date to redeem all of the Series C preferred shares.

The issuance of the Series C preferred stock was accounted for in accordance with SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Accordingly, a liability in the amount of $540,400 less $9,726 in allocated financing costs was recorded to reflect the current amount of the total $4,500,000 eventually due to redeem the Series C preferred stock and the balance of $3,969,326 will be accreted commencing September 28, 2007 through September 30, 2012 in accordance with EITF D-98 “Classification and Measurement of Redeemable Securities”. For the nine month period ended September 30, 2007, $4,340 was accreted toward the mandatory redemption of the Series C preferred stock.

We have not treated the convertible option in the Series C as a derivative within the meaning of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as the common shares so converted could not be readily converted to cash without substantial market disruption and a heavy discount in price which would render the converted stock virtually worthless. (See Note 4.)

NOTE 6. DISCONTINUED OPERATIONS

On June 29, 2007 we transferred to Mr. Thomas Large (a former officer and director of our Company) 100% of the capital stock of Designer Appliances, Inc. and all other assets and liabilities of our Company relating to our Company’s computer mouse and software business, including intellectual property and physical materials, including hardware and software and all rights pertaining thereto, in consideration of the payment to our Company in perpetuity of a 1% royalty on sales by Designer Appliances, Inc., the return by Mr. Large to our Company of 1,000,000 shares of our common stock, valued at $17,000, and the grant to our Company of a 5% interest in the disposal value of Designer Appliances, Inc.

The results of operations of our computer mouse and software business have been presented as discontinued operations in these financial statements. Revenue included in discontinued operations for the three months ended September 30, 2007 and 2006 were $0 and $38,449, respectively. Revenue included in discontinued operations for the nine months ended September 30 2007 and 2006 were $144,849 and $216,511, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES

As noted in Note 6 above, as part of the Black Diamond purchase of preferred stock in our Company, we are obligated to offer to purchase Series C preferred shares at $1 per share from Black Diamond using 20% of the positive quarterly pretax net income as reported in our Form 10-KSB and 10-QSB filings starting with the calendar quarter ending September 30, 2008. Black Diamond must notify the Company during each quarter if it elects to exercise its option for that quarter only. Payments are due to Black Diamond within 10 days following the filing of the Company’s 10-QSB or 10-KSB.

The Company is obligated to repurchase any and all outstanding shares of the Company’s Series C preferred stock on October 1, 2012 for $.60 per share. If all 7,500,000 currently outstanding Series C preferred share are still outstanding on that date, the Company would be required to pay $4,500,000 to redeem the shares. See Note 5.

NOTE 8. SUBSEQUENT EVENTS

On October 4, 2007 the Delaware Secretary of State accepted for filing the Certificate of Designation by which the Company designated the 7,500,000 shares of Series C preferred stock. The Company subsequently issued the 7,500,000 shares of Series C preferred stock to Black Diamond in exchange for 7,500,000 shares of Series B preferred stock which Black Diamond has returned to the Company to be cancelled.

On November 20, 2007 our Company was not able to file the required Form 10-QSB by the established deadline due to accounting complications related to the startup of business operations in Italy. As a result, on the same date, the Company received notice from the Financial Industry Regulatory Authority (“FINRA”) that our Company no longer would be qualified to be listed on the OTCBB for a period of 12 months. The listing change was the result of the Company being late in filing its SEC reports three times in a period of 24 months. In addition to the 10-QSB which was due November 20, 2007, the Company had also been late in the filing of its two previous annual Form 10-KSB reports for the periods ended December 31, 2006 and 2005, respectively. The Company’s common stock is currently quoted on the Pink Sheets. The Company expects to continue to file all required SEC reports and will seek to be relisted on the OTCBB at the end of the 12 month period.

On November 27, 2007 the Company held an Annual Meeting of Stockholders at which the stockholders: (1) elected three directors to serve for one year or until their successors are elected and qualified, (2) approved amendments to the Company’s Certificate of Incorporation to (a) increase the number of common shares from 250 million to 450 million and (b) increase the number of preferred shares from 20 million to 30 million, and (c) change in the name of the Company to ICC Worldwide, Inc., and (3) ratified Holtz, Rubenstein Reminick LLP as our Company’s auditors for the 2007 fiscal year. The amendments to the Company’s Certificate of Incorporation approved by the stockholders were filed with the Delaware Secretary of State on December 6, 2007.

On November 27, 2007 at a meeting of the Board of Directors following the stockholders meeting, the Board amended the By-laws of our Company to change the fiscal year end from December 31st to September 30, 2007. The fiscal year end for 2007 will be September 30, 2007.

On December 3, 2007, we sold 4,921,267 shares of our common stock for $174,016 and 1,054,552 shares of our Series C preferred shares for $75,984 directly to The Melanie S. Altholtz Irrevocable Trust which is an investor in Black Diamond. The transaction mirrors the June 29, 2007 sale of stock to Black Diamond and includes the option for the buyer to require our Company to buy back the shares of the Series C Preferred stock at $1 per share starting in the third calendar quarter of 2008. The Company could be required to use 3% of the Company’s quarterly pre tax net income as reported in the Company’s SEC filings for that purchase.

On December 17, 2007, we sold an additional 4,921,267 shares of our common stock for $174,016 and an additional 1,054,552 shares of our Series C preferred shares for $75,984 to Black Diamond. The transaction is an amendment to the June 29, 2007 sale of stock to Black Diamond and includes the option for Black Diamond to require our Company to buy back the shares of the Series C Preferred stock at $1 per share starting in the third calendar quarter of 2008. Under the December 17, 2007 amendment, the Company could be required to use 23% of the Company’s quarterly pre tax net income as reported in the Company’s SEC filings for that purchase which is an increase from 20% of the Company’s quarterly pre tax net income as reported in the Company’s SEC filings in the June 29, 2007 stock purchase agreement.

On December 17, 2007 the Secretary of the State of Delaware approved the Board of Directors increase in the number of preferred shares of our Company’s common stock designated as Series C from 7,500,000 to 10,000,000.

On January 17, 2008, Black Diamond paid the first of three tranches of $500,000 of a total fully secured loan of $1,500,000 for use as working capital by the Company. The loan bears interest of 10% per annum. The loan requires monthly payments of interest only for the first 24 months then monthly payments of interest and principal based on a 20 year amortization for the next 36 months. Principal and interest are all due in payable on or before the 60th month anniversary of the Note.

On January 17, 2008 the Company and Black Diamond amended the original stock purchase agreement for a fourth time to further reduce and extend the amount of positive net income before tax that our Company may be required to use to purchase the Series C preferred stock beginning in the third calendar quarter of 2008. This reduction is based on a sliding scale which begins with 10% in 2008 and increases to 20%, 25%, and 30% in subsequent years. In return for this adjustment the Company gave Black Diamond 15,000,000 warrants to purchase the common stock at $.01 per share. The warrants have a life of 5 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-QSB, including exhibits thereto, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are typically identified by the words "anticipates", "believes", "expects", "intends", "forecasts", "plans", "future", "strategy", or words of similar meaning.  Various factors could cause actual results to differ materially from those expressed in the forward-looking statements.  The Company assumes no obligations to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors, except as required by law.

OVERVIEW

On June 29, 2007, our Board of Directors determined that the implementation of our Company's business plan as it then existed was no longer financially feasible and accepted the offer of Black Diamond to purchase 7,500,000 shares of a new series of our preferred stock to be designated as Series B preferred stock and 35,000,000 shares of our common stock for $1,778,000. The Series B preferred stock was subsequently exchanged for the Series C stock as part of a negotiation to restructure the option held by Black Diamond relative to Black Diamond’s ability to cause the Company to repurchase the Series C preferred stock.

The proceeds of the financing by Black Diamond are being used to pursue an acquisition strategy, whereby we are seeking to acquire attractive businesses with a history of operating revenues in markets that provide room for growth. To this end, the Company began exploring the development of a business strategy where the Company could provide telecommunications, entertainment, food products, financial, and certain other products and services to the ethnic emigrant worker communities in Italy.

On August 20, 2007, we acquired all the shares of capital stock of ICC-Italy, which was incorporated in Italy in August, 2007. The purpose of the acquisition is for the Company to develop and capitalize a subsidiary company in Italy which will build a distribution network focused on stores providing telecommunications, ethnic entertainment, ethnic foods, financial services, and certain other products and services to ethnic immigrant worker communities in Italy.

In September, 2007, through ICC-Italy, we purchased the furniture, fixtures, and inventory of two existing stores in Trescore and Calcinate in the Emilia-Romagna region of Northern Italy. In September, 2007, we also purchased the furniture, fixtures, and inventory of two additional stores in Ravenna also in the Emilia-Romagna region of Northern Italy including: (1) a phone center and internet café store and (2) a mobile phone store. No real estate leases, employment or vendor contracts or other obligations were assumed as part of these asset purchases.

At September 30, 2007 the stores in Trescore, Calcinate, and the mobile phone store in Ravenna had been opened and were beginning to generate revenue.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Critical Accounting Policies and Estimates

Our Company is in a transition in its business model.

On June 29, 2007, we transferred to a former officer and director of our Company 100% of the capital stock of Designer Appliances, Inc. and all other assets and liabilities of our Company relating to our Company’s former computer mouse and software business, including intellectual property and physical materials, including hardware and software and all rights pertaining thereto, in consideration of the payment to our Company in perpetuity of a 1% royalty on sales by Designer Appliances, Inc., the return by Mr. Large to our Company of 1,000,000 shares of our common stock and the grant to our Company of a 5% interest in the disposal value of Designer Appliances, Inc. Thus, the results of operations of the computer mouse and software business have been presented as discontinued operations in these financial statements.

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts reported in the consolidated financial statements and the accompanying notes.

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

Revenue, Cost of Goods Sold, and Gross Profit

During September, 2007, the Company opened three stores in Trescore, Calcinate, and Ravenna, Italy, respectively, as part of the development of a network of stores in which the Company could provide telecommunications, entertainment, alimentary (food), financial, and certain other products and services to ethnic emigrant worker communities in Italy.

Revenue for the three month period ended September 30, 2007 was $21,540. As these stores were only in their first weeks of operation in September 2007, the revenues and associated expenses may not be indicative of the future results of the operations. With the transfer of the Designer Appliances business on June 29, 2007, we had no revenue from continuing operations to report for the six month period ended June 30, 2007. Consequently, revenue for the nine month period ended September 30, 2007 was also $21,540.

Cost of goods sold for the three and nine month period ended September 30, 2007 was $20,294. Similarly, as the Company had no operating activities during the six month period ended June 30, 2007, cost of goods sold for the nine month period was $20,294 also.

Gross Profit from ongoing operations for the three and nine month period ended September 30, 2007 was $5,730.

As the Designer Appliances business was the sole business of our Company in 2006, there was no revenue from continuing operations to report for that period. Thus, for the three months and nine months ended September 30, 2006, our Company had no revenue, cost of goods sold, or gross profit from continuing operations to report.

The results of operations of our computer mouse and software business have been presented as discontinued operations in these financial statements. Revenue included in discontinued operations for the three months ended September 30, 2007 and 2006 was $0 and $38,449 respectively. Revenue included in discontinued operations for the nine months ended September 30, 2007 and 2006 was $144,849 and $216,511 respectively.

General and Administrative Expenses

For the three months ended September 30, 2007 and 2006, general administrative expenses from continuing operations were $320,552 and $46,366 respectively. The increase in the three month period ended September 30, 2007 over the three month period ended September 30, 2006 was due to the increase in operating activity from June 29, 2007 when the Black Diamond funds were received through the acquisition and opening of the stores. For the three months ended September 30, 2007, general and administrative expenses included professional fees of $44,076, stock based compensation expense of $65,406, executive compensation of $29,500 and $50,074 in consulting services.

General and administrative expense for ongoing operations for the three month period September 30, 2006 included $5,906 in professional fees and $4,820 in executive compensation.

General and administrative expenses from continuing operations for the nine month period ended September 30, 2007 and 2006 were $414,523 and $281,828 respectively.

General and administrative expenses for the nine month period ended September 30, 2007 included $50,074 in consulting expenses, $59,088 in executive compensation, $65,406 in stock based compensation, and $87,396 in professional fees.

General and administrative expenses for the nine month period ended September 30, 2006 included $63,000 in consulting expenses, $13,285 in executive compensation, and $74,391 in professional fees.

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

During the three month and nine month periods ended September 30, 2007, we recognized $65,406 in stock based compensation expense as part of the general and administrative costs of our Company on the issuance of 11,000,000 non-qualified stock options to the executives of our Company and to an accounting consultant to our Company. The options were granted at $.006 per share which was the closing price on the date of grant and vested immediately. The options have a life of 10 years.

For the three month and nine month periods ended September 30, 2006, we recognized $13,240, and $39,720, respectively, in stock based compensation expense as part of ongoing operations.

Interest Expense and Financing Costs

For the three months ended September 30, 2007, we incurred $1,687 in net interest expense compared to $823 in net interest expense and financing costs for the three months ended September 30, 2006.

For the nine month period ended September 30, 2006, we incurred $67,878 in net interest expense and financing charges compared to $36,247 for the nine month period ended September 30, 2006. The increase is due to the extra interest and costs associated with the issuance of warrants and common stock in lieu of the payment of financing costs for various interim financing activities. These were incurred while the Company sought a longer term financing and strategy alternative to its declining business activity with the Company’s mouse and related software business prior to the Black Diamond investment.

For the three months ended September 30, 2007, we recorded a gain of $466,203 due to the reversal of the non-cash expense for the derivative liability of $466,203 from the period ended June 30, 2007. (See Note 4 to the financial statements.)

For the nine months ended September 30, 2007, this reversal eliminated any derivative expense for the period. There were no similar derivative charges for the three and nine month period ended September 30, 2006.

Net Income (Loss)

Our Company recorded net income of $84,710 for the three month period ended September 30, 2007 solely as a result of the reversal of the charge for the change in the derivative liability associated with the Nutmeg financing in May , 2007. This positive net income has no impact on cash and does not reflect the operations of the Company.

Our Company incurred a net loss of $559,353 for the nine month period ended September 30, 2007 including $78,198 in losses from the discontinued mouse and related computer software business.

Liquidity and Cash Position

Operating Activities

For the nine month period ended September 30, 2007 our Company used $433,157 in cash to fund operating activities. The loss of $559,352 was partially offset by $34,793 in non-cash charges and a $91,402 net increase in operating assets and liabilities.

For the nine months ended June 30, 2006, the loss of $585,748 was partially offset by non-cash charges of $407,217 and a net decrease of $27,865 in operating assets and liabilities. Cash used by operating activities includes results from our computer mouse and software business, which was discontinued as of June 29, 2007.

Investing Activities

For the nine months ended September 30, 2007, our Company used $352,020 in cash for new property and equipment and used $6,713 in cash as part of the assets transferred to Mr. Large, a former officer and director of our Company, on the sale of the computer mouse and related software in June, 2007.

For the nine months ended September, 2006, our Company used $1,761 to fund investing activities.

Financing Activities

For the nine months ended September 30, 2007, our Company realized cash of $1,801,001 primarily from the sale of common and preferred stock to Black Diamond and the loan from Nutmeg.

For the nine months ended September 30, 2006, our Company realized cash of $172,500 from the sale of common stock and $13,250 in net advances from a then related party.

Our capital requirements including further asset acquisition and an increase in inventory levels will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors including the pace of our expansion. We believe that our current liquidity and resources will not provide sufficient liquidity to fund our operations for at least 12 months and the Company expects to seek additional future financing.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ending September 30, 2007, our Company amended the June 29, 2007 Share Purchase Agreement (the ‘Purchase Agreement”) under which it sold 7,500,000 of a new series of its preferred stock designated as Series B preferred stock for $540,000 and 35,000,000 shares of its common stock for $1,237,600 to Black Diamond for $1,778,000.

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

The amendment provided that Black Diamond would exchange the 7,500,000 shares of Series B preferred stock for 7,500,000 shares of a new Series C preferred stock. The Series C preferred stock provided for: a) a liquidation price for the preferred shares of $.60 per share, b) the option to convert the Series C shares to common shares at the rate of 10 shares of common stock per one share of preferred stock; and c) mandatory redemption of any outstanding Series C preferred stock on October 1, 2012 at the liquidation price. In return, Black Diamond agreed to change the formula for the calculation of the cash to fund its option to require the Company to repurchase the preferred stock. Under the new formula, the Company is obligated to offer to purchase Series C preferred shares at $1 per share from Black Diamond using 20% of any positive net income before tax as reported in our Form 10-KSB and 10-QSB filings starting with the calendar quarter ending September 30, 2008. Black Diamond must notify the Company during each quarter and during the quarter if it elects to exercise its option for that quarter only. Payments are due to Black Diamond within 10 days following the filing of the Company’s 10-QSB or 10-KSB.

The holders of Series C preferred stock may cast 60 votes per preferred stock share whereas a share of common stock has one vote per share on all matters requiring a vote of the shareholders.

Our Company filed a Certification of Designation with the State of Delaware Secretary of State to designate 7,500,000 of its authorized preferred stock as Series C preferred stock. Subsequent to September 30, 2007, the Company issued all 7,500,000 shares of its Series C preferred stock to Black Diamond in exchange for Black Diamond’s return of the Series B preferred shares, which were cancelled.

Our Company had previously designated 700,000 of its preferred shares as Series 1 preferred stock. None of that Series 1 preferred stock is currently outstanding. Our Company does not have any plans to issue the Series 1 preferred stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Note for $60,000 due to Nutmeg/Mercury LLLP which was previously reported as in default has been renegotiated. See Note 3 to the financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the three months ended September 30, 2007.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer and Acting Principal Financial Officer of ICC Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Acting Principal Financial Officer of ICC Worldwide, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICC WORLDWIDE, INC,

Date: February 8, 2008	By:	/s/ Richard K Lauer
Name: Richard K Lauer
Title: President and Chief Executive Officer (Principal Executive Officer and Acting Principal Accounting Officer)