Form 10KSB
period 2007-09-30
ICC Worldwide, Inc.
filed 2008-02-12
CIK 1078724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from January 1, 2007 to September 30, 2007

Commission file number: 0-25417

ICC Worldwide, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	52-2143186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Identification No.)

3334 E. Coast Hwy #424, Corona Del Mar, CA	92625
(Address of principal executive offices)	(Zip Code)

(949) 200-7569
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $0.0001 per share
(Title of Class)

Indicate by check market if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act Yes ☐ No☐.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenue for its most recent fiscal year: $21,540

The aggregate market value of the Company’s shares of voting and non-voting stock held by non-affiliates of the Company at January 29, 2008 was $702,514. Such value was computed by reference to the price of the Company’s shares of common stock of $0.005 per share on that date. The Company’s shares of common stock are quoted in the Pink Sheets under the symbol “ICCW.” No active trading market for the Company’s common stock has developed and management believes that the bid and ask price of the shares may not accurately reflect the value of the Company. For purposes of the computation we consider all directors and holders of 10% or more of our common stock to be affiliates. Therefore, the number of shares of our common stock held by non-affiliates as of January 29, 2008 was 140,502,778.

The number of shares outstanding of the issuer’s common equity as of January 29, 2008 was 200,120,434.

Documents incorporated by reference:
None

Transitional Small Business Disclosure Format: ☐ Yes ☒ No

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this form 10-KSB. Certain statements made in this discussion are "forward-looking statements" Forward-looking statements can be identified by terminology such as "may", "will", "should", "expects", "intends", "anticipates", "believes", "estimates", "predicts", or "continue" or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding: the Company's intended business plans; expectations as to continuing in business; and belief as to the sufficiency of cash reserves. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors include, but are not limited to, the Company's inability to continue operations; the Company's inability to obtain necessary financing; the effect of a going concern statement by the Company's auditors; the competitive environment generally and in the Company's specific market areas; changes in technology; the availability of and the terms of financing; inflation; changes in costs and availability of goods and services; economic conditions in general and in the Company's specific market areas; demographic changes; changes in federal, state, provincial, and /or local government law and regulations affecting the technology; changes in operating strategy or development plans; and the ability to attract and retain qualified personnel experienced in retail operations. Although the Company believes that expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any forward-looking statements after the date of this report to conform such statements to actual results.

ADDITIONAL INFORMATION

We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and in accordance with the Exchange Act, we file annual, quarterly and special reports, and other information with the Securities and Exchange Commission (the “SEC”). These periodic reports and other information are available for inspection and copying at the regional offices, public reference facilities and website of the SEC referred to above. The SEC maintains a web site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC at www.sec.gov. These reports are also accessible at the Company’s web site www.iccww.com.

Unless the context otherwise requires, the terms, “Company,” “we,” “us,” and “our” as used throughout this Annual Report refer to ICC Worldwide, Inc. (formerly, Torbay Holdings, Inc.), a Delaware corporation, and our wholly-owned subsidiary, ICC-Italy, S.r.l., our Italian company.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

ICC Worldwide, Inc. (“we”, “us”, “the Company”, or “ICC”) was incorporated on March 24, 1999 as a Delaware corporation named Acropolis Acquisition Corporation. We changed our name to Torbay Holdings, Inc. on July 14, 1999. On October 26, 1999, Torbay Acquisition Corporation (“TAC”), a reporting company under the Exchange Act, merged into us. In the merger we issued our common stock to the former stockholders of TAC and our common stock automatically became registered under the Exchange Act as a result of such transaction. In November 2007, we changed our name to ICC Worldwide, Inc. to better reflect our new business model.

Through June 2007, the principal business of our Company was the development and sale of a computer mouse device and related software. On June 29, 2007, we transferred to Mr. Thomas Large (a former officer and director of our Company), 100% of the capital stock of Designer Appliances, Inc. and all other assets and liabilities of our Company relating to our Company’s former computer mouse and software business, including all intellectual property and physical materials, all hardware and software and all rights pertaining thereto. The transfer was done in consideration of: (1) the payment to our Company in perpetuity of a 1% royalty on sales by Designer Appliances, Inc., (2) the return by Mr. Large to our Company of 1,000,000 shares of our common stock and, (3) the grant to our Company of a 5% interest in the disposal value of Designer Appliances, Inc. The results of operations of the computer mouse and software business have been presented as discontinued operations in these financial statements.

On June 29, 2007, we sold 7,500,000 shares of a newly designated Series B preferred stock and 35,000,000 shares of our common stock to The Black Diamond Fund, LLLP, a Minnesota Limited Liability Limited Partnership (“Black Diamond”), for $1,778,000. The purpose of the sale of stock was to raise capital for use in conjunction with an acquisition strategy which allows us to develop our Company by acquiring businesses with a history of operating revenues in markets that provide room for growth.

As a result of our investigations, we have focused on a strategy which offers certain goods and services to the ethnic immigrant worker communities in Italy. These goods and services include products in the broad areas of: (1) telecommunications, (2) entertainment, (3) ethnic food products, and (4) financial services. They are delivered by our Company on a wholesale basis through a large, well established network of independently-owned retail stores throughout Italy. In addition to the wholesale business activities, the Company also operates a small number of its own retail stores in Italy which serve customers in this market. In September, 2007, utilizing ICC-Italy, S.r.l., (“ICC-Italy”) a wholly-owned subsidiary incorporated in Italy, we began acquiring assets and opening stores in several of the provinces in Northern Italy. The revenue reported for the three month period ended September 30, 2007 is all from the opening and startup operations of three retail stores during September, 2007, and should not be considered indicative of future operating results.

Business Rational

Of Italy’s 60 million inhabitants, the immigrant worker population is 3.5 million. Throughout Western Europe, native populations are rapidly aging and new births are declining. Italy’s native population growth rate is now zero and will soon turn negative. By contrast, the population of immigrant foreign workers in Italy is growing rapidly. And unlike the U.S., most Italian immigrant workers are legal residents in the country and possess measurable disposable income which is available to spend on ICC-Italy’s products & services. This labor force has become critical to the health of Italy’s economy.

The initial plan for ICC-Italy’s distribution is to develop a small network of company-owned “anchor” stores. In franchise-like fashion, each anchor store will be owned by ICC-Italy, but operated and managed by a local ethnic-community businessman, already well established in his respective community. In each locale, the anchor store operators will work in conjunction with the ICC-Italy wholesale organization to establish and sell to a network of independently owned and operated smaller neighborhood “satellite” retail stores. These satellite stores already exist. In fact, the concept of small ethnically-oriented neighborhood stores serving a local population’s needs is well established in Italy where roughly 3,000 such neighborhood stores already exist.

ICC-Italy’s principal business will consist of providing (on a wholesale basis), communications products and services, ethnic food and beverages (alimentary), ethnic entertainment products, and certain money transfer and other legal documentation services for the immigrant worker communities throughout Italy. Because most of the satellite stores are family run and thinly capitalized operations, ICC-Italy’s competitive advantage will come from the ability to offer higher margin, frequently unavailable products such as mobile phones and related telecommunications services through an attractive floored inventory concept.

Ethnic Worker Demographics

The Italian immigrant worker population is 3.5 million and growing rapidly. These workers are principally from the countries of: India, Pakistan, Morocco, Romania, Nigeria, Senegal, Philippines, Albania, Moldova, and the Ukraine. They live and work in ethnically-clustered areas in many of the cities and towns of Italy. The housing is (by U.S. standards) high density with smaller multi-story apartment buildings in most cities and villages.

The immigrant population is 70% male, virtually all of which are active in the workforce. Of the females (30%), roughly one half are employed as well. Most of the immigrant workers send 20-30 percent of their earnings home. And in contrast to the U.S. immigrant worker population, the majority of Italian immigrant workers are legal, pay taxes, and are long term, essentially permanent residents.

Immigrant Worker Earnings

Individual monthly earnings typically range in the $1,800-$3,000, after taxes. The mandated Italian minimum wage is approximately $1,800 per month after taxes.

For the typical immigrant worker this sum provides considerable discretionary income. Many of the individuals live together in clustered housing (3-4 men in a small apartment). In some cases room and board is provided by the employer. Per-person rent and food necessities generally aggregate to less than $750 per month. Healthcare is provided by the Italian government. And these groups live and work in close knit communities where they can share automobiles and other necessities. Consequently, their living costs are nominal and they have reasonable amounts of disposable income.

A material portion of this income is sent home. However, the balance is available to spend on communication with families, entertainment, clothing, liquor and other discretionary incidentals.

Italian Stores

In Italy, there are few large chain retail stores. Retail shops are typically owned and operated by families. Italian labor laws and local ordinances tend to perpetuate this model. Consequently, almost no Wal-Marts or other U.S. style “big box” stores exist in Italy. Normal retail business practices such as advertising, inventory control, in-store merchandising techniques, cash management, and sales analysis are limited. The owner/operator and one or two members of his family are the business’ “employees.”

The ethnic workers shop in small neighborhood stores which are operated by other immigrants. Not surprisingly, the Indians shop at local stores operated by Indians; the Pakistanis, Moroccans (and others) do the same. In the immigrant areas it is therefore not unusual to see several phone center stores (each serving a separate ethnic group) on a single block. In addition to communication services and products, these local stores sell an offering of ethnic-oriented clothes, books/magazines, CDs (music and video), beer & liquor, and certain types of ethnic food.

Few immigrants have telephones in their residences. Many utilize prepaid mobile telephones; but these are expensive and traditionally have not been suitable for international calls. A well established Italian network of roughly 3,000 local telephone center stores serve the communication needs of this immigrant community

Typically, a telephone center store will have 4-6 phone booth-type “cabinets” and cater to the individual neighborhood’s ethnic population of immigrant workers. Nearly all the telephone stores use a simple system which monitors/displays the number called, the duration of the call, and the charges. These systems also employ a least-cost routing scheme. However, they are conventional analog-based telephones and not the cheaper to operate and more flexible digital based telephone systems.

Stores Opened

In September, 2007 we opened stores in the cities of Trescore, Calcinate, and Ravenna. As the stores were only operating for part of a month, it is too soon for the results to be meaningful.

Competition

The retail segment of the industry remains highly fragmented with almost no companies with strong brand loyalty or a substantial national presence. To be successful, stores are typically operated by a family and focused on one particular ethic group with limited cross over in products. The stores also typically short on capital for inventory.

ICC-Italy expects to be competitive by focusing on lower cost and higher margin telecommunications products and services to supplement the standard ethnic offerings. To this end, ICC-Italy has acquired the necessary licenses and established critical vendor relationships to sell mobile phones, prepaid mobile recharge cards, and other related telecommunications services (on both wholesale and retail levels) to the ethnic worker population in Italy.

Government Regulation

Each of our retail locations will be subject to licensing and reporting requirements by a number of governmental authorities. These governmental authorities include Italian federal, regional and local health, environmental, labor relations, sanitation, building, zoning, fire, safety and other departments that have jurisdiction over the development and operation of these locations. Sales of cell phones and telecommunications require permits and licenses. Changes in any of these laws or regulations could have a material adverse affect on our operations, sales, and profitability. Delays or failures in obtaining or maintaining required operating licenses, permits or approvals could delay or prevent the opening of new retail locations, or could materially and adversely affect the operation of existing retail locations. In addition, we may not be able to obtain necessary variances or amendments to required licenses, permits or other approvals on a cost-effective or timely basis in order to expand our activities in the future.

We believe that we are in compliance in all material respects with all such laws and regulations and that we have obtained all material licenses that are required for the operation of our business. We are not aware of any environmental regulations that have or that we believe will have a material adverse effect on our operations.

Intellectual Property

There is little intellectual property involved in the operation of our business. Although some of our operations will be branded under the ICC logo, it is not clear that this will have a material impact on our business as our products and services are sold on the wholesale level for the most part and often rely on the extensive branding efforts of the principal suppliers such as Telecom Italia, Vodafone, or Wind.

Employees

As of September 30, 2007 our Company had two officers in the U.S. and one officer and 10 full-time and one part-time employee in its retail operations in Italy. None of our employees is represented by a labor union and our relations with our employees are good.

RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report.

RISKS RELATED TO OUR OPERATIONS

The company does not have experience with retail store operations

We are opening retail stores. The success of a retail store depends on the retail store location and the correct availability, mix, and pricing of its merchandise. The Company does not have a history of operating retail stores. While we believe we have selected employees with the experience and background to operate a retail store, past operating success is no guarantee of future operating success due to different retail locations and customers.

We will target our store operations toward ethnic immigrant communities

We are seeking to operate our stores to attract minorities in specific areas. This involves the finding of suppliers of specific ethnic merchandise and hiring employees who are sensitive toward various ethnic preferences. Our continued success will depend in part on our ability to anticipate, identify and respond quickly to changing consumer preferences and economic conditions in general and ethnic preferences and economic conditions specifically.

Because our Italian operations account for all our net revenue, we are susceptible to adverse trends, economic, and ethnic cultural conditions in Italy.

Italy has only been a democratic republic since 1946. The current constitution was promulgated in 1948. A series of referendums in 1993 substantially modified the executive and legislative braches of the government. Nonetheless, corruption is said to be still widespread and the Italian administration is often perceived as inefficient and expensive. Personal relationships are important for successful business negotiations, but generally can take a long time to develop. In Italian business culture, there exists a great respect for authority, power, and age which is compounded by great loyalty to family and ethnic background.

We compete with a number of companies for customers. Our business would be adversely affected by the success of these competitors.

The retail segment of our business remains highly fragmented and contains few companies with strong brands. Our primary competitors are the store down the street. In many cases a competitor which is a family owned store or has ethnic relationships with its customers will be difficult to compete against. This may result in lower profitability than planned or a longer period before acceptance of our stores.

Our growth through wholesaling may not occur as rapidly as we currently anticipate and may be subject to additional risks related to our lack of control over the quality and timing of our customers’ support.

Our retail stores provide a means to test the attractiveness of our telecommunications products and services and our ethnic food products and orientation, but acceptance by our customers may take longer than expected and, even then, may not reach the levels envisioned in our business plans.

Because we rely heavily on third party carriers to deliver our inventory to use, any disruption in their services or increase in shipping costs could adversely affect our sales and profitability.

We rely on a number of third party carriers to deliver our inventory to us. We have no control over these carriers and the services provided by them may be interrupted or disrupted as a result of labor shortages, contract disputes or other factors. If we experience an interruption or disruption in these services, it may be unable to ship inventory orders in a timely manner. A delay in shipping could have an adverse impact on our store inventory and reputation and require us to contract with alternative, and possibly more expensive, third party carriers.

Any significant increase in shipping costs could lower our profit margins or force us to raise prices, which could cause our profits to suffer.

Our products and services are not proprietary, so competitors may be able to duplicate them, which could harm our competitive position.

None of our products or services is proprietary or protected by trademarks or patents. Therefore, it may be difficult for us to prevent competitors from copying our business model.

Compliance with health, environmental, safety and other governmental regulations applicable to us could increase our costs and affect our profitability.

Each of our retail locations will be subject to licensing and reporting requirements by a number of governmental authorities since we may be retailing food stuffs and liquor. These governmental authorities include Italian federal, regional, provincial, and local health, environmental, labor relations, sanitation, building, zoning, fire, safety and other departments that have jurisdiction over the development and operation of our locations. Changes in any of these laws or regulations could have a material adverse affect on our operations, sales, and profitability. Delays or failures in obtaining or maintaining required construction and operating licenses, permits or approvals could delay or prevent the opening of new retail locations, or could materially and adversely affect the operation of existing retail locations. In addition, we may not be able to obtain necessary variances or amendments to required licenses, permits or other approvals on a cost-effective or timely basis in order to construct and develop store locations in the future.

We will likely need to raise significant additional capital in order to continue to grow our business, which subjects us to the risks that we may be unable to maintain or grow our business as planned or that our shareholders may be subject to substantial additional dilution.

We will likely need to raise additional capital in the future to fund the continued growth and expansion of our business. We may also require additional capital to respond to competitive pressures, to make capital improvements at our retail locations or to acquire necessary technologies. We do not know if we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our business or otherwise respond to competitive pressures would be significantly impaired. In such a case, our stock price would likely be materially and adversely impacted.

In addition, if we raise additional funds through the issuance of equity or convertible or exchangeable securities, the percentage ownership of our existing shareholders will be reduced. These newly issued securities may have rights, preferences and privileges senior to those of existing shareholders.

Future growth may make it difficult to effectively allocate our resources and manage our business.

As we continue to develop, we will need to allocate our resources effectively. Our growth has and will continue to increase our operating complexity and the level of responsibility for new and existing management. Our anticipated growth could place a strain on our management, financial and other resources. We cannot assure you that we will be able to manage any future growth effectively. Any failure to manage our growth effectively could have an adverse effect on our business, financial condition and results of operations. Our ability to compete effectively and to manage our recent and future growth effectively will depend on our ability to implement and improve financial and management information systems on a timely basis and to effect changes in our business, such as implementing internal controls to handle the increased size of our operations and hiring, training, developing and managing an increasing number of experienced management-level and other employees. Unexpected difficulties during expansion, the failure to attract and retain qualified employees or our inability to respond effectively to recent growth or plan for future growth could adversely affect our ability to implement our business strategy or our results of operations.

We depend on key members of our management and will need to add and retain additional management and other personnel in order to effectively compete in our industry.

The success of our business to date has been, and our continuing success will depend, to a large degree on the continued services of our executive officers, especially our Chief Executive Officer, Richard Lauer, and Alfred Settino, the Managing Director of ICC-Italy, and other key personnel, particularly in Italy. If we lose the services of any of these integral personnel and fail to manage a smooth transition to new personnel, our business would suffer. We do not carry key person life insurance on our executive officers at this point.

The success of our business also depends on our ability to attract and retain highly motivated, well-qualified management and other personnel in Italy, including technical personnel and retail employees. We face significant competition in the recruitment of qualified employees and there can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees. The loss of key personnel or the inability to hire and retain additional qualified management and other personnel in the future could have a material adverse effect on our business, financial condition and results of operation.

RISKS RELATED TO OUR INDUSTRY

A shortage in the supply or an increase in the price of our inventory could adversely affect our net sales.

The supply and price of our inventory is subject to volatility. Supply and price can be affected by multiple factors in the producing countries, including weather, natural disasters, political and economic conditions or civil unrest or strikes. Prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence prices through agreements establishing export or import quotas. Our ability to raise sales prices in response to rising prices may be limited, and our profitability could be adversely if prices were to rise substantially. Moreover, passing price increases on to our customers could result in losses in sales volume or margins in the future. Similarly, rapid sharp decreases in purchase prices could also force us to lower sales prices before we have realized cost reductions in our inventory.

We face the risk of fluctuations in the cost, availability and quality of our inventory all of which could have an adverse effect on our profitability.

The cost, availability and quality of our merchandise are subject to a range of factors. Fluctuations in economic and political conditions, weather and demand could adversely affect the cost of our inventory. We may have limited ethnic product supplier choices thereby subjecting us to the risk of shortages or interruptions in supply. Our ability to raise sales prices in response to increases in these prices may be limited and our profitability could be adversely affected if the prices were to rise substantially.

RISKS RELATED TO OUR CAPITAL STRUCTURE

There is no assurance of an established public trading market, the lack of which would adversely affect the ability of investors to sell their securities in the public market.

Our common stock was quoted on the Over-the Counter Bulletin Board (“OTCBB”) through November 20, 2007. At that time, trading on the stock was changed to the Pink Sheets. The change in trading exchange was pursuant to NASD Rule 6530(e) as our Company had been delinquent in its reporting obligations under the Securities Exchange Act of 1934 three times during the past 24 months. As a result, the Company was no longer eligible for trading on the Over-the-Counter Bulletin Board (the “OTCBB”) for a period of 12 months beginning November 29, 2007.

We were late filing our 10-QSB for the period ended September 30, 2007. During the past 24 months our Company has previously been delinquent in making timely filings with the Securities and Exchange Commission (the “SEC”) for the Company’s Annual Reports on Form 10-KSB for the years ended December 31, 2006 and 2005, respectively.

The Company intends to apply for re listing on the OTCBB for relisting at the end of 2008.

Although our common stock is quoted on the Pink Sheets, a regular trading market for the securities may not be sustained in the future. Quotes for stocks listed on the Pink Sheets are not listed in the financial sections of newspapers and newspapers generally have very little coverage of stocks listed solely on the Pink Sheets. Accordingly, prices for and coverage of securities traded solely on the Pink Sheets may be difficult to obtain. In addition, stock traded solely on the Pink Sheets tend to have a limited number of market makers and a larger spread between the bid and ask prices than those listed on the NYSE, AMEX or NASDAQ exchanges, or the OTCBB. All of these factors may cause holders of our common stock to be unable to resell their securities at or near their original offering price or at any price.

Market prices for our common stock will be influenced by a number of factors, including:

•	changes in interest rates;
•	competitive developments,
•	variations in quarterly operating results;
•	changes in financial estimates by securities analysts if any;
•	the depth and liquidity of the market for our common stock;
•	general economic and other US, Italian, and international conditions.

Our principal shareholders have significant influence over our company and their interests may differ from the interests of our other stockholders.

Black Diamond in the aggregate shares representing over 76% of the voting rights on our outstanding shares. As a result, Black Diamond possesses significant influence over the election of the Board of Directors and to the approval of significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. The interests of these principal shareholders may differ from the interests of our other shareholders.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the United States public markets and related public reporting obligations. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believe that this requirement will first apply to our annual report for our fiscal year ending September 30, 2008. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Our common stock is considered a “penny stock,” and is thereby subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock is considered to be a “penny stock” because it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act. Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is not quoted on the NASDAQ Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5.0 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We do not foresee paying cash dividends in the foreseeable future.

We currently intend to retain any future earnings for funding growth. We do not anticipate paying any dividends in the foreseeable future. As a result, you should not rely on an investment in our securities if you require dividend income. Capital appreciation, if any, of our shares may be your sole source of gain for the foreseeable future. Moreover, you may not be able to resell your shares in our company at or above the price you paid for them.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

The table in Item 10 of this report shows the amount of stock owned by Black Diamond, Financial Alchemy, and the Nutmeg Group, all of which may be eligible to sell all or some of our shares of common stock that they own by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

Due to the Black Diamond put redemption option, we may not be able to reinvest a significant portion of our cash in our business.

Black Diamond has a put option under which it can require the Company to use 20% of any positive net income before tax to repurchase the Series C preferred stock held by Black Diamond. This applies to net income as reported in our Form 10-KSB and 10-QSB filings starting with the calendar quarter ending September 30, 2008. Black Diamond must notify the Company during each quarter if it elects to exercise its option for that quarter only. Payments are due to Black Diamond within 10 days following the filing of the Company’s 10-QSB or 10-KSB. Cash required to purchase the preferred stock could limit the cash available to fund the Company’s future growth.

ITEM 2. DESCRIPTION OF PROPERTIES

As of September 30, 2007 we had opened three retail stores and a corporate office for ICC-Italy. A fourth store was in process, but still required several permits. The stores range in size from 461 to 1,536 square feet with rents ranging from $2,025 to $2,100 per month. The leases will expire in 2010 to 2013. All leases have a 6 year renewal option. Our 2,765 square foot headquarters in Mantova, Italy, rents for approximately $5,500 per month.

Our U.S. facilities are currently provided at no charge by the President of the Company.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings involving our Company or our assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the stockholders was held on November 27, 2007. Stockholders of record on October 2, 2007 were entitled to vote.

All directors were re-elected to serve for one year or until their successors are duly qualified and elected.

Nominee	For	Abstain
George Stevens	555,197,679	6,640,500
Carmine Castellano	555,161,230	6,676,949
Dr. Harvey Altholtz	555,460,150	6,378,029

In addition to the election of the directors, there were four proposals put before the meeting.

Proposal	For	No	Abstain
• Increase the number of authorized shares of common stock from 250 million to 450 million	548,589,154	11,072,653	2,176,369

• Increase the number of authorized shares of preferred stock from 20 million to 30 million	502,597,740	3,729,954	55,510,485

• Change the name of the Company to ICC Worldwide, Inc.	554,757,679	360,864	6,719,636

• Ratify Holtz Rubenstein Reminick LLP as the Company’s outside auditor for the 2007 fiscal year	553,100,876	198,125	8,539,178

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was authorized to trade on December 23, 2000 on the over-the-counter market with quotations available on the OTCBB under the symbol "TRBY." No trades occurred until January 3, 2001. On November 29, 2007, trading in our stock was transferred from the OTCBB to the Pink Sheets by virtue of the Company’s being late on its filings with the SEC three times in the most recent 24 months. Our stock symbol was changed to “ICCW” on January 4, 2008 reflecting our new name.

The following table sets forth the range of high and low bid quotations of our common stock for the periods indicated. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions, and may not represent actual transactions.

Nine months ended September 30, 2007:

	Low	High
First Quarter	$0.007	$0.010
Second Quarter	$0.006	$0.020
Third Quarter	$0.008	$0.018

Year ended December 31, 2006:

	Low	High
First Quarter	$0.020	$0.032
Second Quarter	$0.014	$0.030
Third Quarter	$0.009	$0.015
Fourth Quarter	$0.008	$0.013

Security Holders

At September 30, 2007, there were 190,277,900 shares of our common stock outstanding, which were held of record by 405 stockholders, not including persons or entities that hold the stock in nominee or "street" name through various brokerage firms.

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

Equity Compensation Plan Information

The following table sets forth the Equity Compensation Plans of the Company.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	11,000,000	$.006	-
Total	11,000,000	$.006	-

Transfer Agent

StockTrans, Inc., with offices at 44 West Lancaster Avenue, Ardmore, Pennsylvania 19003, is the registrar and transfer agent for the Company’s common stock.

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

Recent Sales of Unregistered Securities

On September 28, 2007, our Company amended the June 29, 2007 Share Purchase Agreement (the “Purchase Agreement”) under which it sold 7,500,000 of a new series of its preferred stock designated as Series B preferred stock for $540,400 and 35,000,000 shares of its common stock for $1,237,600 to Black Diamond.

The Purchase Agreement required our Company to buy back shares of the Series B preferred stock at the option of Black Diamond through a series of monthly cash payments starting at $50,000 per month in August, 2008 and rising to $200,000 per month in December, 2011 at a formula purchase price which is a multiple of the then common share price. The total amount which Black Diamond could require our Company to pay should Black Diamond exercise this option completely is $6,415,000 over that period.

The amendment provided that Black Diamond would exchange the 7,500,000 shares of Series B preferred stock for 7,500,000 shares of a new Series C preferred stock. The Series C preferred stock provided for: a) a liquidation price for the preferred shares of $.60 per share, b) the option to convert the Series C shares to common shares at the rate of 10 shares of common stock per one share of preferred stock, and c) mandatory redemption of any outstanding Series C preferred stock on October 1, 2012 at the liquidation price. In return, Black Diamond agreed to change the formula for the calculation of the cash to fund its option to require the Company to repurchase the preferred stock. Under the new formula, the Company is obligated to offer to purchase Series C preferred shares at $1 per share from Black Diamond using 20% of any positive net income before tax as reported in our Form 10-KSB and 10-QSB filings starting with the calendar quarter ending September 30, 2008. Black Diamond must notify the Company during each quarter if it elects to exercise its option for that quarter only. Payments are due to Black Diamond within 10 days following the filing of the Company’s 10-QSB or 10-KSB.

The holders of Series B and Series C preferred stock may cast 60 votes per preferred stock share whereas a share of common stock has one vote per share on all matters requiring a vote of the shareholders.

Subsequent to September 30, 2007, the Company issued all 7,500,000 shares of its Series C preferred stock to Black Diamond in exchange for Black Diamond’s return of the Series B preferred shares which were subsequently cancelled.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report on Form 10-KSB, including exhibits thereto, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are typically identified by the words "anticipates", "believes", "expects", "intends", "forecasts", "plans", "future", "strategy", or words of similar meaning. Various factors could cause actual results to differ materially from those expressed in the forward-looking statements. The Company assumes no obligations to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors, except as required by law.

OVERVIEW

On June 29, 2007, our Board of Directors determined that the implementation of our Company's business plan as it then existed was no longer financially feasible and accepted the offer of Black Diamond to purchase 7,500,000 shares of a new series of our preferred stock to be designated as Series B preferred stock, and 35,000,000 shares of our common stock for $1,778,000. The Series B preferred stock was subsequently exchanged for the Series C preferred stock as part of a negotiation to restructure the option held by Black Diamond relative to Black Diamond’s ability to cause the Company to repurchase the Series C preferred stock.

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

On August 20, 2007, we acquired all the shares of capital stock of ICC-Italy, which was incorporated in Italy in August, 2007. The acquisition allowed the Company to develop and capitalize a subsidiary company in Italy which could build a distribution network focused on stores providing telecommunications, ethnic entertainment, ethnic foods, financial services, and certain other products and services to ethnic immigrant worker communities in Italy.

In September, 2007, through ICC-Italy, we purchased the furniture, fixtures, and inventory of two existing stores in the Emilia-Romagna region of Northern Italy. These stores are located in the cities of Trescore and Calcinate. In September, 2007, we also purchased the furniture, fixtures, and inventory of two additional stores in Emilia-Romagna region. Both are located in the city of Ravenna and include: (1) a phone center and internet cafe store and, (2) a mobile phone store. No real estate leases, employment or vendor contracts or other obligations were assumed as part of these asset purchases.

At September 30, 2007 the stores in Trescore, Calcinate, and the mobile phone store in Ravenna had been opened and were beginning to generate revenue. A fourth store which had been acquired was being renovated and was expected to open in the third calendar quarter of 2007.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND YEAR ENDED DECEMBER 31, 2006

Comparing the results of operations for the nine months ended September 30, 2007 and the year ended December 31, 2006 may not be meaningful as our Company changed its business model substantially. Through June 29, 2007, the business model of our Company was the sale of a uniquely designed computer mouse and related software. The results of this business activity were reported in the December 31, 2006 Form 10-KSB. The results of operations of our computer mouse and software business have been presented as discontinued operations in the financial statements in this Form 10-KSB for the nine months ended September 30, 2007.

On June 29, 2007, Black Diamond purchased controlling voting interest in our Company and started the search for a new business model which was centered around building a distribution network focused on stores providing telecommunications, entertainment, basic foods, financial services, and certain other products and services to ethnic immigrant worker communities in Italy.

Revenues in Italy began in late September, 2007 with the opening of three stores in Trescote, Calcinate, and Ravenna, Italy, respectively.

In November 2007, the Company changed its fiscal year from December 31 to September 30 with fiscal year 2007 ending on September 30, 2007. Thus, the financial results presented in this Form 10-KSB will be identical to the financial results previously reported in the Company’s Form 10-QSB for the nine month period ended September 30, 2007.

Critical Accounting Policies and Estimates

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

Revenue for the nine month period ended September 30, 2007 was $21,540. As these stores were only in their first month of operation in September 2007, the revenues and associated expenses may not be indicative of the future results of the operations. With the transfer of the Designer Appliances business on June 29, 2007, we had no revenue from continuing operations to report for the year ended December 31, 2006.

Cost of goods sold for the nine months ended September 30, 2007 was $20,294. With the transfer of the Designer Appliances business on June 29, 2007, we had no cost of goods sold from continuing operations to report for the year ended December 31, 2006.

Gross profit for the nine months ended September 30, 2007 was $1,246. With the transfer of the Designer Appliances business on June 29, 2007, we had no gross profit to report for the year ended December 31, 2006.

General and Administrative Expenses

General and administrative expenses from continuing operations for the nine month period ended September 30, 2007 were $414,522 consisting principally of professional fees of $87,396, stock based compensation expense of $65,406, executive compensation of $59,088 and $50,074 in consulting services.

General and administrative expense for the year ended December 31, 2006 were $360,108 consisting principally of $123,630 in professional fees, $82,210 in stock based compensation expense, $13,301 in executive compensation, and $63,000 in consulting services.

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

During the nine month period ended September 30, 2007, we recognized $65,406 in stock based compensation expense as part of the general and administrative costs of our Company on the issuance of 11,000,000 non-qualified stock options to the executives of our Company and to an accounting consultant to our Company. The options were granted at $.006 per share which was the closing price on the date of grant and vested immediately. The options have a life of 10 years.

Stock based compensation expense was $82,210 in the year ended December 31, 2006.

Interest Expense and Financing Costs

For the nine months ended September 30, 2007, we incurred $67,878 in net interest expense and financing costs comprised primarily of non-cash expenses of $60,400 in financing costs.

For the year ended December 31, 2006, we incurred $36,942 in net interest expense and financing charges comprised primarily of a non-cash expenses of $34,174 resulting from the re-pricing of certain of our common stock purchase warrants.

Net Income (Loss)

Our Company incurred a net loss of $559,352 for the nine month period ended September 30, 2007 including $78,198 in losses from the discontinued mouse and related computer software business compared to a net loss of $668,210 for the year ending December 31, 2006 including $271,160 in losses from the subsequently discontinued mouse and related computer software business.

Liquidity and Cash Position

Operating Activities

For the nine month period ended September 30, 2007 our Company used $433,157 in cash to fund operating activities. The loss of $559,352 was partially offset by $34,793 in non-cash expenses and a $91,402 net increase in operating assets and liabilities.

For the year ended December 31, 2006, the net loss of $668, 210 was partially offset by $487,749 in non-cash charges primarily related to financing activities and a $12,653 net increase in operating assets and liabilities. Cash used by operating activities includes results from our computer mouse and software business, which was discontinued as of June 29, 2007.

Investing Activities

For the nine month period ended September 30, 2007, our Company invested $352,020 in new property and equipment and used $6,713 in cash as part of the assets transferred to Mr. Large, a former officer of our Company.

For the year ended December 31, 2006, our Company used $1,758 to fund investing activities.

Financing Activities

For the nine month period ended September 30, 2007, our Company realized cash of $1,806,000 in connection with the sale of common and preferred stock to Black Diamond and the loan from Nutmeg.

For the year ended December 31, 2006, our Company realized cash of $172,500 and $12,250 in net advances from a then related party.

Our capital requirements including further asset acquisition and an increase in inventory levels will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors including the pace of our expansion. We believe that our current liquidity and resources will not provide sufficient liquidity to fund our operations for at least 12 months and the Company expects to seek additional future financing. We do not know if we will be able to raise additional financing or financing on terms favorable to us that gives rise, in part, to doubt about whether the Company can continue as a going concern. See footnote 2 to the financial statements.

Off-Balance Sheet Arrangements

None.

ITEM 7. FINANCIAL STATEMENTS

The information required by this Item 7 is incorporated by reference to the Index to Consolidated Financial Statements beginning at page F-1 of this Annual Report.

New Accounting Pronouncements

We have adopted the following accounting pronouncements effective before September 30, 2007 which are applicable to the Company.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which became effective for us on January 1, 2007. This interpretation clarifies the accounting for income tax benefits that are uncertain in nature. Under FASB No. 48, a company will recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. This accounting interpretation also provides guidance on measurement methodology, derecognition thresholds, financial statement classification and disclosures, interest and penalties recognition, and accounting for the cumulative-effect adjustment. The new interpretation is intended to provide better financial statement comparability among companies.

Required annual disclosures include a tabular reconciliation of unrecognized tax benefits at the beginning and end of the period; the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate; the amounts of interest and penalties recognized in the financial statements; any expected significant impacts from unrecognized tax benefits on the financial statements over the subsequent 12-month reporting period; and a description of the tax years remaining to be examined in major tax jurisdictions. FASB No. 48 is effective for fiscal years beginning on or after December 15, 2006. We do not believe the adoption had a material effort on our consolidated results of our operations, financial position, or cash flow.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not believe the adoption will have a material effort on our consolidated results of our operations, financial position, or cash flow.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). The purpose of issuing the statement is to replace current guidance in SFAS No. 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS No. 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as non-controlling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. The Company does anticipate that the adoption of SFAS No. 141R will have an impact on the way in which business combinations will be accounted for compared to current practice. SFAS No. 141R will be effective for any business combinations that occur after November 1, 2009.

Seasonality

We do not have sufficient historical information to determine if there is a seasonality component to the Company’s revenues.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of September 30, 2007, our Chief Executive Officer and acting Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that as of September 30, 2007, our disclosure controls and procedures are effective in timely alerting them to material information relating to ICC Worldwide, Inc. required to be included in our Exchange Act filings and ensuring such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(b) Changes in internal control over financial reporting

On June 29, 2007, Black Diamond acquired approximately 76% of the voting control of the Company. At the same time, two of the three directors resigned. George Stevens and Carmine Castellano were elected as Directors and Richard Lauer was elected president and Chief Executive Officer of the Company. George Stevens is an advisor to Black Diamond. In September, 2007 the remaining pre-June 29, 2007 director resigned. George Stevens sponsored Dr. Harvey Altholtz who was then elected to the Board.

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that, other then the changes described above, there were no changes in our internal control over financial reporting that occurred during the nine month period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following individuals constitute our Board of Directors and executive management.

Name	Age	Positions
George Q Stevens	62	Chairman of the Board of Directors
Carmine Castellano	73	Director
Dr. Harvey Altholtz	61	Director
Richard K. Lauer	62	President, Chief Executive Officer, Corporate Secretary

The following is a brief summary of the background of each director and officer:

Mr. George Stevens joined the Board on June 29, 2007 upon the investment of Black Diamond to which Mr. Stevens is an advisor. For thirty-five years, George Stevens has been involved in mergers & acquisitions, start-up companies and the restoration of troubled businesses.   In 1986, he formed Stevens Information Systems, a firm which specialized in information technology.  Stevens Information Systems was sold to its employees in 2003 and Mr. Stevens remained as Chairman until early 2005.  In January 2006, Mr. Stevens started the Stevens Resource Group which specializes in investment assessments, due diligence and business consulting for the investment banking and private placement fields.  Mr. Stevens was educated at Seattle University, majoring in Commerce and Finance.

Mr. Carmine Castellano joined the Board on June 29, 2007 upon the investment of Black Diamond. Since 1999 Mr. Castellano has been an investor in Commvision S.r.l. and Gold West Ltd., two Italian companies whose focus was the sale of telecommunications and related services to business establishments which catered to immigrant workers in Italy. Mr. Castellano and Mr. Alfred Settino started ICC-Italy- in August, 2007 based on their experience with Commvision, S.r.l and Gold West Ltd. both of which have now been closed down. The Company acquired ICC-Italy shortly after its formation in August, 2007. Mr. Castellano lives in New York State and is a graduate of Fordham University. Mr. Castellano speaks fluent Italian and has family ties in Italy.
Dr. Harvey Altholtz, DMD, Wealth Strategy Partners, LLP. Since 2000 Dr. Altholtz has been actively involved in tax, insurance, and investment planning for high net worth individuals as part of Wealth Strategy Partners, LLP which is the general partner of Black Diamond. Dr. Altholtz obtained his undergraduate and graduate education at the University of Pittsburgh.

Mr. Richard K. Lauer was appointed President and Chief Executive Officer of the Company in June of 2007. For the past five years, Mr. Lauer has served as President and Chief Executive Officer of several early stage computer technology related businesses. Mr. Lauer currently serves as President of Access Key IP, Inc., a company engaged in the business of providing unique IPTV (Internet Protocol TV) solutions for retail, home and MDU (Multiple Dwelling Unit) markets as well as USB security solutions for personal computers. George Stevens is CEO and Chairman of the Board of Access Key IP, Inc. Mr. Lauer holds a BA in Marketing from California State University at Fullerton as well as an MBA from Pepperdine University in Malibu, California.

Family Relationships

The Company is not aware of any family relationships among the Directors and Officers or other key personnel.

Committees of the Board of Directors

Mr. Stevens is the sole member of the Compensation Committee which can act without the concurrence of the rest of the Board of Directors.

Our Board of Directors does not maintain separate audit, nominating, or corporate governance committees. Functions customarily performed by such committees are performed by our Board of Directors as a whole.

Director Compensation

All directors hold office until the next annual meeting of the stockholders or until their successors are duly elected qualified and elected.

Directors do not receive cash compensation for their services to us as directors but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Our securities are currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a-2, our directors and officers and holders of 10% or more of our common stock are currently required to file statements of beneficial ownership with regards to their ownership of equity securities under Sections 13 or 16 of the Exchange Act. Our current officers, directors and beneficial holders of 10% or more of our equity securities became subject to such requirement and to date, based solely upon a review of Forms 3, 4 and 5 and any amendments thereto furnished to us during our most recent fiscal year, none of our officers or directors has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Code of Ethics

The Company has adopted a Code of Ethics applying to its executive officers which is filed as Exhibit 14.1 to this Annual Report.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth summary information as to compensation received by the Company's Chief Executive Officer and Chairman for their services to the Company during the nine months ended September 30, 2007 and the year ended December 31, 2006.

Name and Principal Position	Period Ended	Salary ($)	Bonus ($)	Stock Awards ($)		Non-Equity Incentive Plan Compensation($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)
George Q Stevens Chairman of the Board (1)	9/30/2007	3,000	-	-		-	-	23,784	26,784
Richard K Lauer President, CEO, acting CFO and Corporate Secretary (2)	9/30/2007	4,000	-	-		-	-	23,784	27,784
William Thomas Large, CEO, CFO and Director	9/30/2007	55,849	50,000	-		-	-	-	105,849
	12/31/2006	59,723		128,000	(3)	-	-	-	187,723
Gordon Lane, Chairman	9/30/2007	3,000	50,000	-		-	-	-	53.000
	12/31/06	26,603	-	74,240	(4)	-	-	-	100,843

(1) George Q. Stevens joined the Company upon his election as Chairman of the Board on June 29, 2007. Mr. Stevens was awarded 4,000,000 fully vested non-statutory stock options on September 10, 2007.

(2) Richard K. Lauer joined the Company upon his election as President and Chief Executive Officer on June 29, 2007. Mr. Lauer was awarded 4,000,000 fully vested non-statutory stock options on September 10, 2007.

(3) In 2005 the Company issued to Mr. Large a certificate for 8,000,000 shares of common stock valued at $.02 per share. The Company expensed 20% of the value of such shares in 2005 (representing an aggregate of $32,000) and the remaining 80% of the value of such shares (representing an aggregate of $128,000) in 2006.

(4) In 2005 the Company issued to Mr. Lane a certificate for 4,640,000 shares of common stock valued at $.02 per share. The Company expensed 20% of the value of such shares in 2005 (representing an aggregate of $18,560) and the remaining 80% of the value of such shares (representing an aggregate of $74,240) in 2006.

Compensation of Directors

During the nine months ended September 30, 2007, no officer or director received any type of compensation from our Company for serving as a director.

No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

Employment Agreements

We have not entered into any employment agreements with our executive officers or other employees to date. We may enter into employment agreements with them in the future.

Option Grants in 2007

On September 10, 2007, George Q. Stevens, Chairman of the Board of Directors of the Company, and Richard K. Lauer, President and Chief Executive Officer of the Company, were granted 4,000,000 non-statutory stock options each. The options are to purchase the common stock of the Company at $.006 per share, which was the closing price of the common stock on that date. The options vest immediately and have a life of 10 years from the date of grant.

Outstanding Equity Awards at Fiscal Year-End

As of the nine months ended September 30, 2007, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)		Option Exercise Price	Option Expiration Date

George Q Stevens Chairman of the Board	4,000,000	#	$.006	9/10/2017

Richard K. Lauer President and Chief Executive Officer	4,000,000	#	$.006	9/10/2017

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of the date hereof are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table contains certain information regarding beneficial ownership of the voting securities as of December 31, 2007 by (i) persons known to us to be the beneficial owner of more than 5% of the Company’s voting securities, (ii) each of the current Directors, (iii) each executive officer, and (iv) all Directors and executive officers as a group.

Security Ownership of Capital Stock by Certain Beneficial Owners at December 31, 2007

Class of Stock	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Per Cent of Class (1)	Per Cent of Class (2)
Common Stock	The Black Diamond Fund, LLLP 1800 Second St Ste 758 Sarasota, FL 34236	39,921,267 (2)(3)(4)	19.9%
	Nutmeg Group, LLC 155 Revere Dr Ste 10 Northbrook, IL 60062	61,414,676 (3)(5)	25.4%
	Financial Alchemy, LLC 155 Revere Dr Ste 10 Northbrook, IL 60062	11,538,461	5.8%
	Directors and Officers
	George Q. Stevens 3334 E. Coast Hwy #424 Corona Del Mar, CA 92625	4,000,000 (3)	2.0%
	Dr. Harvey Altholtz 1800 Second St, Ste 758 Sarasota, FL 34236	0 (4)	0
	Richard K. Lauer 3334 E. Coast Hwy #424 Corona Del Mar, CA 92625	4,000,000 (6)	2.0%
	Carmine Castellano 3334 E. Coast Hwy #424 Corona Del Mar, CA 92625	0	0
	William T. Large P.O. Box 1117 Long Beach, CA 11561	17,599,582 (7)	8.8%
	Alexander G. Lane P.O. Box 1117 Long Beach, CA 11561	5,783,827 (8)	2.9%
	Thomas A. Marchant 3334 E. Coast Hwy #424 Corona Del Mar, CA 92625	1,521,638 (9)	0.8%
	All Directors and Officers as a group (4 people)(10)	8,000,000	3.8%
Series C Preferred Stock (11)	The Black Diamond Fund, LLLP 1800 Second St #758 Sarasota, FL 34236	8,554,552		89.0%
	The Melanie S. Altholtz Irrevocable Trust, 1800 Second St #758 Sarasota, FL 34236	1,054,552		11.0%

Notes:

(1)	Computed based on a total of 200,120,434 shares of common stock outstanding as of December 31, 2007.
(2)	Computed based on a total of 9,609,104 shares of Series C preferred stock outstanding on December 31, 2007.
(3)
George Stevens serves as an advisor to the Nutmeg Group and Black Diamond. Mr. Stevens was elected to the Board and as Chairman of the Board of the Company on June 29, 2007. Mr. Stevens holds fully vested, non-qualified stock options to purchase 4,000,000 shares of the Company’s common stock. Such shares are not included in the shares reported as beneficially owned by the Nutmeg Group.

(4)	Dr. Harvey Altholtz was elected to the Board of Directors on September 26, 2007. Dr. Altholtz is a financial advisor with Wealth Strategy Partners LLP which is the general partner of Black Diamond.
(5)
Includes warrants to purchase 7,500,000 shares of common stock which are currently exercisable and 34,218,287 shares currently issuable upon conversion of a note receivable from the Company, including accrued interest through December 31, 2007.

(6)	Richard K Lauer is President, Chief Executive Officer and Corporate Secretary of the Company. Mr. Lauer holds fully vested, non-qualified stock options to purchase 4,000,000 shares of common stock.
(7)
Mr. Large is a former director and executive officer of the Company, having resigned as Chief Executive Officer on June 29, 2007 and as a director on September 25, 2007. The amount of shares reported as beneficially owned includes 120,000 shares of common stock held by Mr. Large’s minor children.

(8)	Mr. Lane is a former Chairman of the Board, having resigned from the Board on June 29, 2007.
(9)	Mr. Marchant is a former director of the Company, having resigned from the Board on June 29, 2007.
(10)	Includes shares beneficially owned only by executive officers and directors holding office on December 31, 2007.
(11)	The Series C preferred stock entitles the holder to vote 60 votes per preferred share and votes as a single class with the common stock on all matters on which a vote of the stockholders is taken.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Adam Altholtz, Trustee of The Melanie S. Altholtz Irrevocable Trust is the son of Dr. Harvey Altholtz who is a Director of our Company.

ITEM 13. EXHIBITS

The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.1 Agreement and Plan of Merger between Torbay Acquisition Corporation and the Company, incorporated by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 1999 (the "1999 8-K").

3.1 Certificate of Incorporation of the Company and Certificate of Amendment thereto filed in June 1999 incorporated herein by reference to Exhibit 3.1 to the 1999 8-K.

3.2 Certificate of Amendment to the Certificate of Incorporation of the Company filed on October 18, 2005 incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB, filed with the SEC on April 28, 2006 (the “2005 10-KSB”).

3.2 Certificate of Amendment to the Certificate of Incorporation of the Company dated November 27, 2007 file with the Delaware Secretary of State.*

3.3 By-Laws of the Company as amended and restated November 27, 2007 incorporated herein by reference to Exhibit 5.03.1 to the Company’s Current Report on Form 8-K filed on December 3, 2007 with the SEC.

4.1 Certificate of Designation with respect to Series 1 Convertible Preferred Stock of the Company incorporated herein by reference to Exhibit 3.4 to the 1999 8-K.

4.1.1 Certificate of Designation with respect to Series B Convertible Preferred Stock of the Company filed with the Delaware Secretary of State.*

4.1.2 Certificate of Designation with respect to Series C Convertible Preferred Stock of the Company filed with the Delaware Secretary of State.*

4.1.3 Certificate of Designation with respect to Increasing the Series C Convertible Preferred Stock of the Company incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 17, 2008 with the SEC.

4.1.4 Secured Note Payable to Black Diamond dated January 15, 2008 incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 23, 2008 with the SEC.

4.2 Form of Common Stock Certificate incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form SB-2 (Registration No. 333-93847), filed with the SEC on December 30, 1999.

4.3 Warrant to Purchase 500,000 Shares of Common Stock, dated August 24, 2004 incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form SB-2 (Registration No. 333-122773), filed with the SEC on February 11, 2005 (the “2005 SB-2”).

4.3.1 Warrant to Purchase 2,500,000 Shares of Common Stock dated December 16, 2004 incorporated herein by reference to Exhibit 4.6 to the 2005 SB-2.

4.3.2 Warrant to Purchase 2,000,000 Shares of Common Stock dated December 16, 2004 incorporated herein by reference to Exhibit 4.6 to the 2005 SB-2.

4.3.3 Warrant to Purchase 2,000,000 Shares of Common Stock dated December 16, 2004 incorporated herein by reference to Exhibit 4.6 to the 2005 SB-2.

4.3.4 Warrant to Purchase 15,000,000 Shares of Common Stock dated January 15, 2008 incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 23, 2008 with the SEC.

10.1 Designer Appliances, Inc. Asset Assignment and Royalty Disposal Value Agreement, dated as of June 29, 2007 between the Company and William Thomas Large incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on July 6, 2007.

10.2 Intellectual Property Assignment Agreement, dated as of June 29, 2007 between the Company and William Thomas Large incorporated herein by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed with the SEC on July 6, 2007.

10.3. Share Purchase Agreement, dated June 29, 2007 between the Company and Black Diamond incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on July 26, 2007.

10.4 First Amendment dated as of July 23, 2007 to the Share Purchase Agreement signed June 29, 2007 incorporated herein by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed with the SEC on July 26, 2007.

10.5 Share Exchange Agreement dated August 20, 2007 between the Company and Carmine Castellano and Alfred Settino incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on August 27, 2007.

10.6 First Amendment to Share Exchange Agreement dated August 21, 2007 between the Company and Carmine Castellano and Alfred Settino incorporated herein by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed with the SEC on August 27, 2007.

10.7 September 2007 Note issued by the Company to Nutmeg/Mercury Funding LLLP incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on October 3, 2007.

10.8 Second Amendment, dated September 28, 2007 to the Share Purchase Agreement, dated June 29, 2007 between the Company and Black Diamond incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on October 4, 2007.

10.9 Form of Non-Statutory Stock Option for awards on September 10, 2007.*

10.10 Stock Purchase Agreement between The Melanie S. Altholtz Irrevocable Trust and the Company dated December 3, 2007 incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2008.

10.11 Third Amendment to the Share Purchase Agreement between Black Diamond and the Company dated December 17, 2007 incorporated herein by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed with the SEC on January 17, 2008.

10.12 Fourth Amendment to the Share Purchase Agreement of June 29, 2007 dated January 15 2008 between Black Diamond and the Company incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2008.

14.1 Code of Ethics Incorporated by reference to Exhibit 14.1 to 2005 10-KSB.

17.1 Correspondence on the Resignation of Tom Large incorporated herein by reference to Exhibit 17.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2007.

21.1 List of subsidiaries*

23.1 Consent of Holtz Rubenstein Reminick LLP.*

31.1 Certification of Chief Executive Officer and Principal Financial Officer.*

32.1 Certification of Chief Executive Officer and Principal Financial Officer.*

*Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor Fees

The following is a summary of the fees billed to us by Holtz Rubenstein Reminick LLP for professional services rendered for the nine months ended September 30, 2007 and the year ended December 31, 2006:

Fee Category	Nine Months Ended September 30, 2007	Year Ended December 31, 2006

Audit fees	$51,100	$57,760
Tax fees	-	-
Other fees	-	-
Total fees	$51,100	$57,760

Audit Fees: consists of aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Tax Fees: consists of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance.

Other Fees: consists of fees for products and services other than the services reported above. There were no management consulting services provided in the nine months ended September 30, s007 or the year ended December 31, 2006.

Our Audit Committee includes the entire Board of Directors. The Board of Directors considers whether the provision of these services is compatible with maintaining the auditor's independence and has determined such services for the nine month period ended September 30, 2007 and the year ended December 31, 2006 were compatible.

Board of Directors Policy On Pre-Approval Of Services Of Independent Auditors

The Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis. These services may include audit services, audit-related services, tax services and other services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Corona del Mar, State of California, on February 11, 2008.

ICC WORLDWIDE, INC.

/s/ Richard K. Lauer
Richard K Lauer President and Chief Executive Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ George Q. Stevens	Chairman of the Board	February 11, 2008

/s/ Dr. Harvey Altholtz	Director	February 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ICC Worldwide, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of ICC Worldwide, Inc and Subsidiaries (the "Company") as of September 30, 2007 and the related consolidated statements of operations, stockholders’ deficiency and comprehensive loss, and cash flows for the nine months ended September 30, 2007 and year then ended December 31, 2006, respectively. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and the results of its operations and its cash flows for the nine months ended September 30, 2007 and year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s losses of $559,352 for the nine months ended September 30, 2007 and $668,210 for the year ended December 31, 2006 and negative cash flow used in operations of $433,157 for the nine months ended September 30, 2007 and $167,808 for the year ended December 31, 2006 raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Holtz Rubenstein Reminick LLP

Holtz Rubenstein Reminick LLP

New York, New York
February 7, 2008

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007

ASSETS

Current assets:
Cash	$1,029,949
Accounts receivable	1,070
Inventory	32,897
Deposits and other current assets	18,915
Total current assets	1,082,831

Furniture & fixtures	174,520
Office and store equipment	384,116
Less accumulated depreciation	(5,494)
Net fixed assets	553,142

Intangible Assets	559,562

Total assets	$2,195,535

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$229,568
Accrued interest	11,835
Capitalized lease obligation - current portion	63,863
Liabilities on asset purchase contracts	578,016
Notes payable	127,001
Total current liabilities	1,010,283

Capitalized lease obligation - long term	139,861
Preferred stock, $.0001 par value; 20,000,000 shares authorized, 7,500,000 Series B shares issued and outstanding, includes accretion of $4,340, redemption mandatory on October 1, 2012 at $.60 per share	535,014

Total liabilities	1,685,158

Stockholders' equity:
Common stock, $.0001 par value; 250,000,000 shares authorized, 190,277,900 shares issued and outstanding	19,028
Additional paid-in capital	7,302,616
Accumulated deficit	(6,820,529)
Other comprehensive income	9,262
Total stockholders' equity	510,377

Total liabilities and stockholders' equity	$2,195,535

See accompanying notes to consolidated financial statements.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND YEAR ENDED DECEMBER 31, 2006

	Nine Months Ended September 30, 2007 2007	Year Ended December 31, 2006 2006
Cash flows from operating activities:
Net loss	$(559,352)	$(668,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposition of assets	(110,369)	-
Depreciation and amortization	14,028	38,235
Stock compensation expense	65,406	-
Security deposit applied to rent	5,310	-
Financing cost - warrants repriced	18	34,174
Common stock and warrants issued for services	400	203,500
Common stock and warrants issued for financing costs	60,000	-
Deferred compensation	-	211,840
Changes in operating assets and liabilities:		-
(Increase) decrease in
Accounts receivable	44,181	(40,183)
Inventory	(32,747)	33,123
Prepaid expenses	(481,973)	-
Deposits and other current assets	(102,019)	-
Increase (decrease) in
Contracts payable	578,016	-
Accounts payable and accrued expenses	84,345	19,713
Customer advance	1,599

Net cash used in operating activities	(433,157)	(167,808)

Cash flows from investing activities:
Purchase of property and equipment	(352,020)	(1,758)
Cash retained by former subsidiary	(6,713)	-

Net cash used in investing activities	(358,733)	(1,758)

Cash flows from financing activities:
Proceeds from issuance of notes	60,000	-
Proceeds from issuance of preferred stock	530,674	-
Proceeds from issuance of common stock	1,215,326	172,500
Advances received from others	-	15,000
Advances received from stockholders	22,000	37,000
Payments on notes payable	2,001	-
Repayments of advances received from stockholder	(29,000)	(26,750)

Net cash provided by financing activities	1,801,001	197,750

Effect of exchange rate changes on cash	6,158	(16,511)

Net increase in cash	1,015,269	11,673
Cash, beginning of year	14,680	3,007
Cash, end of year	$1,029,949	$14,680

Non-Cash Financial Information:

Treasury stock acquired in exchange for assets and liabilities of discontinued operations	$17,000	$-
Net liabilities of discontinued operations	93,369	-
During 2007, 420,000 shares of Series 1 preferred stock were converted to 440,000 shares of common stock		-
Accretion of preferred stock	4,340
Assets acquired through capitalized lease	203,724

See accompanying notes to consolidated financial statements.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
NINE MONTHS ENDED SEPTEMBER 30 2007 AND YEAR ENDED DECEMBER 31, 2006

							Comon Stock
	Preferred Stock			Common Stock			To Be Issued		Treasury	Additional	Accumulated	Comprehensive	Deferred
	Shares	APIC	Par	Shares	Treasury	Par	Shares	Par	Stock	Paid in Capital	Deficit	Income (Loss)	Equity Based	Total
Balance, January 1, 2006	420,000	$-	$42	125,499,439		$12,550	500,000	$50	$-	$5,599,018	$(5,592,967)	$(15,431)	$(211,840)	$(208,578)

Cancel shares to be issued	-	-	-	-	-	-	(500,000)	(50)	-	50	-	-	-	-

Stock issued for cash	-	-	-	19,138,461	-	1,914	-	-	-	150,586	-	-	-	152,500

Shares issued for compensation	-	-	-	8,200,000	-	820	-	-	-	202,680	-	-	-	203,500

Repricing of options	-	-	-	-	-	-	-	-	-	34,174	-	-	-	34,174

Amortization of deferred compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	211,840	211,840

Foreign currency translation loss	-		-	-	-	-	-	-	-	-	-	(16,511)	-	(16,511)

Net loss, 2006	-	-	-	-	-	-	-	-	-	-	(668,210)	-	-	(668,210)

Balance, December 31, 2006	420,000	-	42	152,837,900	-	15,284	-	-	-	5,986,508	(6,261,177)	(31,942)	-	(291,285)

Preferred conversion	(420,000)	-	(42)	420,000	-	42	-	-	-	-	-	-	-	-

Shares subscribed	-	-	-	-	-		35,000,000	3,500	-	1,234,100	-	-	-	1,237,600

Additional shares for preferred stock conversion	-	-	-	20,000	-	2	-	-	-	398	-	-	-	400

Warrant repricing	-	-	-	-	-		-	-	-	18	-	-	-	18

Shares to replace financing shares	-	-	-	3,000,000	-	300	-	-	-	59,700	-	-	-	60,000

Treasury stock acquired in disposition of assets	-	-	-	-	1,000,000		-	-	(17,000)	-	-	-	-	(17,000)

Share of sales for cash	7,500,000	539,650	750	35,000,000	-	3,500	(35,000,000)	(3,500)	-	-	-	-	-	-

Financing costs	-	(9,726)	-	-	-	-	-	-	-	(22,274)	-	-	-	(22,274)

Shares cancelled	-	-	-	(1,000,000)	(1,000,000)	(100)	-	-	17,000	(16,900)	-	-	-	-

Preferred stock accretion	-	4,340	-	-	-	-	-	-	-	(4,340)	-	-	-	(4,340)

Stock based compensation expense	-	-	-	-	-	-	-	-	-	65,406	-	-	-	65,406

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-	41,204	-	41,204

Net loss	-	-	-	-	-	-	-	-	-	-	(559,352)	-	-	(559,352)

Balance, September 30, 2007	7,500,000	$534,264	$750	190,277,900	-	$19,028	-	$-	$-	$7,302,616	$(6,820,529)	$9,262	$-	$510,377

See accompanying notes to consolidated financial statements.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND YEAR ENED DECEMBER 31, 2006

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006

Revenue	$21,540	$-

Cost of goods sold	20,294	-

Gross profit	1,246	-

General and administrative expenses	414,522	360,108

Loss from continuing operations before other expense	(413,276)	(360,108)

Interest expense, net and financing cost	(67,878)	(36,942)

Loss from continuing operations before provision for income taxes	(481,154)	(397,050)

Provision for income taxes	-	-

Lloss from continuing operations	(481,154)	(397,050)

Loss from discontinued operations	(78,198)	(271,160)

Loss	$(559,352)	$(668,210)

Net loss per common share, basic and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)
	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	160,054,896	142,737,698

Comprehensive loss:
Net income (loss)	$(559,352)	$(668,210)
Foreign currency translation gain (loss)	41,204	(16,511)

Comprehensive income (loss)	$(518,148)	$(684,721)

See accompanying notes to consolidated financial statements.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND YEAR ENDED DECEMBER 31, 2006

NOTE 1 ORGANIZATIONAL MATTERS AND NATURE OF THE BUSINESS

ICC Worldwide, Inc. (“we”, “us”, “the Company”, or “Torbay”) was incorporated on March 24, 1999 as a Delaware corporation named Acropolis Acquisition Corporation. We changed our name to Torbay Holdings, Inc. on July 14, 1999. On October 26, 1999, Torbay Acquisition Corporation (“TAC”), a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), merged into us. In the merger we issued our common stock to the former stockholders of TAC and our common stock automatically became registered under the Exchange Act as a result of such transaction. On November 27, 2007, our stockholders approved the change in our name to ICC Worldwide, Inc.

Through June, 2007, the principal business of our Company was the development and sale of a computer mouse device and related software. On June 29, 2007, we transferred to a former officer and director of our Company, 100% of the capital stock of Designer Appliances, Inc. and all other assets and liabilities of our Company relating to our Company’s former computer mouse and software business, including all intellectual property and physical materials, all hardware and software and all rights pertaining thereto. Said transfer was done in consideration of: (1) the payment to our Company in perpetuity of a 1% royalty on sales by Designer Appliances, Inc., (2) the return by the former officer and director to our Company of 1,000,000 shares of our common stock and, (3) the grant to our Company of a 5% interest in the disposal value of Designer Appliances, Inc. The results of operations of the computer mouse and software business have been presented as discontinued operations in these financial statements.

On June 29, 2007, we sold 7,500,000 shares of a newly designated Series B preferred stock and 35,000,000 shares of our common stock to The Black Diamond Fund, LLLP, a Minnesota Limited Liability Limited Partnership (“Black Diamond”), for $1,778,000. The purpose of the sale of stock was to raise capital for use in conjunction with an acquisition strategy which allows us to develop our Company by acquiring assets with a history of operating revenues in markets that provide room for growth.

As a result of our investigations, we have focused on a strategy which offers certain goods and services to the ethnic immigrant worker communities in Italy. These goods and services include products in the broad areas of: (1) telecommunications, (2) entertainment, (3) ethnic food products, and (4) financial services. They are delivered by our Company on a wholesale basis through a large, well established network of independently-owned retail stores throughout Italy. In addition to the wholesale business activities, the Company also operates a small number of its own retail stores in Italy which serve customers in this market. In September, 2007, utilizing ICC Italy, S.r.l., (“ICC-Italy”) a wholly-owned subsidiary incorporated in Italy, we began acquiring assets in several of the provinces in Northern Italy. The asset acquired included furniture, fixtures, and inventory. No real estate leases, employment or vendor contracts or other obligations were involved as part of the asset purchases. The revenue reported for the three month period ended September 30, 2007 is all from the opening and startup operations of three retail stores during September, 2007, and should not be considered indicative of future operating results.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying audited consolidated financial statements include the accounts of ICC Worldwide, Inc., its wholly own subsidiary, ICC-Italy, and its former subsidiaries, Designer Appliances Ltd. and Designer Appliances, Inc. (collectively, the “Company”). All significant inter-company transactions have been eliminated in consolidation. Designer Appliances Limited is not an operating company.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND YEAR ENDED DECEMBER 31, 2006

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

The Company sells certain products at wholesale for both cash and credit. Revenue will be recognized when no right of return exists.

(D) Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Account balances are written off when collection efforts have been exhausted and the potential for recovery is considered remote. The Company has not recorded an allowance against receivables on September 30, 2007, as the Company has only a limited operating history with its new business model.

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

(G) Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings per Share". The assumed exercise of common stock equivalents was not utilized for the nine months ended September 30, 2007 and for the year ended December 31, 2006 since the effect would be anti-dilutive.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND YEAR ENDED DECEMBER 31, 2006

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

(J) Reclassifications

Certain prior year amounts have been reclassified as discontinued operations to conform with the current year’s presentation, none of which had an impact on total assets, stockholders’ equity (deficit), net loss, or net loss per share.

(K) Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, deferred revenue, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

(L) Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly-liquid instruments purchased with a remaining maturity of three months or less to be cash equivalents.

(M) Concentrations

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk related to cash.

(N) Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. The estimated lives in determining depreciation are recognized primarily on the straight-line method over estimated useful lives of seven years for store and office fixtures and five years for equipment. For leasehold improvements and buildings, the Company depreciates the assets over the shorter of their estimate useful lives or original lease terms plus any renewal periods for which renewal has been determined to be reasonably assured.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND YEAR ENDED DECEMBER 31, 2006

(O) Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. The Company records deferred income tax assets and liabilities based up the difference between the financial statement and income tax bases of assets and liabilities using enacted income tax rates. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the taxes paid and payable for the period and the change during the period in the net deferred income tax assets and liabilities.

(P) Goodwill and Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. Goodwill represents the purchase consideration given in excess of the net assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives must be tested for impairment on an annual basis. The Company performs this annual impairment test at fiscal year end for goodwill and other intangible assets.

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

(Q) Intangible Assets

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

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND YEAR ENDED DECEMBER 31, 2006

NOTE 3. LOSS PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

At September 30, 2007 and December 31, 2006, the Company had 126,657,162 and 11,700,000 respectively, of potentially dilutive securities as follows:

	September 30, 2007	December 31, 2006
Warrants outstanding	7,500,000	11,700,000
Fully vested non qualified stock options	11,000,000	-
Conversion of note payable	33,157,162	-
Conversion of Series C preferred stock	75,000,000	-
Total	126,657,162	11,700,000

Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2007

Furniture and fixtures	174,520
Store and office equipment	$384,116
Total	558,636
Less accumulated depreciation	(5,494)
Property and equipment, net	$553,142

Depreciation expense for continuing operations for the nine months ended September 30, 2007 was $5,745 of which depreciation expense for assets under capital leases was $3,262. With the transfer of the Designer Appliances business on June 29, 2007, we had only $910 in depreciation expense for ongoing operations for the year ended December 31, 2006. There were no capitalized leases at December 31, 2006.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND YEAR ENDED DECEMBER 31, 2006

NOTE 5.  INTANGIBLE ASSETS

A) Acquired Intangible Assets

The cost of acquisition of the assets by ICC Italy included covenants-not-to-compete, consulting agreements, and prepaid commissions. These assets will be amortized over one to two years.

	As of September 30, 2007
Amortizable intangible assets	Gross Carrying Amount	Accumulated Amortization

Covenant-not-to-compete	$179,827	-

Consulting agreement	$179,827	-

Prepaid commissions	$199,908	-

Total	$559,562	-

B) Aggregate Amortization Expense

No amortization expense associated with the intangible assets acquired by ICC Italy in September, 2007 was recognized in 2007.

Amortization expense included in discontinued operations for the nine months ended September 30, 2007 and year ended December 31, 2007 was $8,283 and $28,707, respectively.

C) Estimated Amortization Expenses

For year ended 9/30/08	$459,608

For year ended 9/30/09	$99,954

For year ended 9/30/10	-

For year ended 9/30/11	-

For year ended 9/30/12	-

NOTE 6. CONVERTIBLE NOTES PAYABLE

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

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND YEAR ENDED DECEMBER 31, 2006

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

SFAS No. 133 allows the Company to reexamine a financial instrument with an embedded conversion option each quarter to ascertain its treatment as a financial derivative. As a result of a review at September 30, 2007, we have determined that derivative treatment of the September 26, 2007 Note is not appropriate and we have reversed the derivative treatment accorded the now superseded May 11, 2007 Note for the three months ended June 30, 2007 which recognized an expense of $466,203 and have recognized an offsetting gain for the three months ended September 30, 2007.

NOTE 7. PREFERRED STOCK

On June 27, 2007, we issued 440,000 shares of common stock in conversion of the Series 1 preferred stock. In July 2001, we entered into a purchase agreement with two individuals who held the intellectual property rights, software and know-how to a computer mouse known as the "QUILL". Under the terms of the agreement, the Company acquired all of the sellers' rights, title and interest in the QUILL in exchange for 220,000 Series 1 convertible preferred shares. The agreement also called for the issuance of an additional 200,000 shares of Series 1 convertible preferred shares upon the Company receiving an approval for the United Kingdom patent rights to the QUILL, which were granted in January 2002. The conversion of the Series 1 preferred stock to common stock was based on a formula tied to the five year profitability of patents. There are no Series 1 preferred shares now outstanding.

On June 29, 2007, we sold 7,500,000 shares of a newly designated Series B preferred stock and 35,000,000 shares of our common stock to The Black Diamond Fund, LLLP, a Minnesota Limited Liability Limited Partnership (“Black Diamond”), for $1,778,000. The purpose of the sale of stock was to raise capital with which we could pursue an acquisition strategy whereby we can seek to acquire businesses with a history of operating revenues in markets that provide room for growth. The allocated price for the preferred stock sold under the agreement is $540,400 and the allocated price for the common stock is $1,237,600. Each share of Series B preferred stock had 60 votes in all matters requiring a vote of the stockholders.

The agreement under which the shares were sold to Black Diamond, required us to buy back shares of the Series B preferred stock at the option of the holder through a series of monthly cash payments starting at $50,000 per month in August, 2008 and rising to $200,000 per month in December, 2011 at a formula purchase price which is a multiple of the then per share price of our common stock. The total amount which Black Diamond could have potentially required us to pay had Black Diamond exercised this option completely, was $6,415,000 over that period.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND YEAR ENDED DECEMBER 31, 2006

On September 28, 2007, this stock purchase agreement was amended to reduce the potential impact of Black Diamond’s right to require our Company to begin purchasing the Series B preferred stock in August, 2008. In the amended purchase agreement Black Diamond agreed to exchange the 7,500,000 shares of Series B preferred stock for 7,500,000 shares of a new Series C preferred stock. The Series C preferred stock provides for a) a liquidation price for the preferred shares of $.60 per share, b) the option to convert the Series C shares to common shares at the rate of 10 shares of common stock for each share of Series C preferred stock; and c) mandatory redemption of any outstanding Series C preferred stock on October 1, 2012 at the liquidation price. In return, Black Diamond agreed to change the formula for the calculation of the cash to fund the Series C preferred stock buyback option. Under the new formula, the Company is obligated to offer to purchase Series C preferred shares at $1 per share from Black Diamond using 20% of the positive quarterly pretax net income as reported in our Form 10-KSB and 10-QSB filings starting with the calendar quarter ending September 30, 2008. Black Diamond must notify the Company during each quarter if it elects to exercise its option for that quarter only. Payments are due to Black Diamond within 10 days following the filing of the Company’s 10-QSB or 10-KSB. Each share of Series C preferred stock had 60 votes in all matters requiring a vote of the stockholders.

The physical exchange of stock certificates took place following after September 30, 2007 and the certificate for the Series B preferred stock was subsequently cancelled. There are no shares of Series B preferred stock currently outstanding.

The issuance of the Series C preferred stock was accounted for in accordance with SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Accordingly, a liability in the amount of $540,400 less $9,726 in allocated financing costs was recorded to reflect the current amount of the total $4,500,000 eventually due to redeem the Series C preferred stock and the balance of $3,969,326 will be accreted commencing September 28, 2007 through September 30, 2012 in accordance with EITF D-98 “Classification and Measurement of Redeemable Securities”. For the nine months ended September 30, 2007, $4,340 was accreted toward the mandatory redemption of the Series C preferred stock.

We have not treated the convertible option in the Series C as a derivative within the meaning of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as the common shares so converted could not be readily converted to cash without substantial market disruption and a heavy discount in price which would render the converted stock virtually worthless. See Note 6.

On December 3, 2007, 1,054,552 shares of the Series C preferred stock were sold to The Melanie S. Altholtz Irrevocable Trust which is an investor in Black Diamond. See Note 10.

On December 17, 2007, 1,054,552 shares of the Series C preferred stock were sold to Black Diamond. See Note 10.

NOTE 8. STOCKHOLDERS’ EQUITY

A) Super Voting Rights of Preferred Stock

On September 28, 2007, the Purchase Agreement was amended and Black Diamond agreed to exchange the Series B preferred stock for a new Series C preferred stock. (See Note 7). The holders of Series B and Series C preferred stock may each cast 60 votes per share whereas a share of common stock has one vote per share on all matters requiring a vote of the shareholders. To illustrate the impact of this preference, at the annual stockholders meeting held on November 27, 2007, this preference allowed Black Diamond, as the holder of all outstanding shares of Series C preferred stock, to cast approximately 76% of the votes on all matters on which a shareholder vote was taken.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND YEAR ENDED DECEMBER 31, 2006

B) Warrants Outstanding

The following table summarizes the changes in our warrants outstanding and the related prices for the shares of our common stock. No warrants were granted, cancelled, or exercised in the nine months ended September 30, 2007.

	Number	Weighted Average Exercise Price Per Share

Outstanding December 31, 2005	15,000,000	0.07

Granted	8,000,000	0.01
Cancelled	(8,000,000)	0.09
Exercised	(7,500,000)	0.01

Outstanding December 31, 2006	7,500,000	0.05

Granted	-	-
Cancelled	-	-
Exercised	-	-

Exercisable September 30, 2007	7,500,000	0.05

Weighted average remaining life	2.3 years

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND YEAR ENDED DECEMBER 31, 2006

C) Options Outstanding

The following table summarizes the changes in non statutory compensatory stock options issued to officers and consultants of our Company and the related prices for the shares of our common stock.

	Number	Weighted Average Exercise Price Per Share

Outstanding December 31, 2005	-	-

Outstanding December 31, 2006	-	-

Granted	11,000,000	$0.006
Cancelled	-	-
Exercised	-	-

Exercisable September 30, 2007	11,000,000	$0.006

Weighted average remaining life	10.0 years

In accordance with FAS 123R, compensation expense of $64,405 was recognized as a result of the issuance of compensatory stock options issued to officers and consultants. At September 6, 2007, the date of grant, the Company calculated the value of these options using the Black-Scholes model based on the following assumptions: a risk-free rate of 4.75%, volatility of 160%, an estimated life of 10 years, immediately vesting, and a fair market value of $0.006 per share.

NOTE 9. DISCONTINUED OPERATIONS

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

The results of operations of our computer mouse and software business have been presented as discontinued operations in these financial statements. Revenue included in discontinued operations for the nine months ended September 30, 2007 and for the year ended December 31, 2006 was $144,849 and $364,029, respectively.

NOTE 10. SUBSEQUENT EVENTS

On October 4, 2007 the Delaware Secretary of State accepted for filing the Certificate of Designation by which the Company designated the 7,500,000 shares of Series C preferred stock. The Company subsequently issued the 7,500,000 shares of Series C preferred stock to Black Diamond in exchange for 7,500,000 shares of Series B preferred stock. Black Diamond has returned and which have been cancelled.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND YEAR ENDED DECEMBER 31, 2006

On November 20, 2007 our Company was not able to file the required Form 10-QSB by the established deadline due to accounting complications related to the startup of business operations in Italy. As a result, on the same date, the Company received notice from the Financial Industry Regulatory Authority (“FINRA”) that our Company would not be qualified to be listed on the OTCBB for a period of at least 12 months. The listing change was the result of the Company being late in filing its SEC reports three times in a 24 month period. In addition to the 10-QSB which was due on November 20, 2007, the Company had also been late in the filing of its two previous annual Form 10-KSB reports for the periods ended December 31, 2006 and 2005, respectively. The Company’s common stock is currently quoted on the Pink Sheets. The Company expects to continue to file all required SEC reports and will seek to be relisted on the OTCBB at the end of the 12 month period.

On November 27, 2007 the Company held an Annual Meeting of Stockholders at which the stockholders: (1) elected three directors to serve for one year or until their successors are elected and qualified, (2) approved amendments to the Company’s Certificate of Incorporation to (a) increase the number of common shares from 250 million to 450 million, (b) increase the number of preferred shares from 20 million to 30 million and (c) change in the name of the Company to ICC Worldwide, Inc., and (3) ratified Holtz, Rubenstein Reminick LLP as our Company’s auditors for the 2007 fiscal year. The amendments to the Company’s Certificate of Incorporation approved by the stockholders were filed with the Delaware Secretary of State on December 6, 2007.

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

On December 17, 2007, we sold an additional 4,921,267 shares of our common stock for $174,016 and an additional 1,054,552 shares of our Series C preferred shares for $75,984 to Black Diamond. The transaction mirrors the June 29, 2007 sale of stock to Black Diamond and includes the option for the buyer to require our Company to buy back the shares of the Series C Preferred stock at $1 per share starting in the third calendar quarter of 2008. Under the December 17, 2007 stock purchase agreement, the Company could be required to use 23% of the Company’s quarterly pre tax net income as reported in the Company’s SEC filings for that purchase which is an increase from 20% of the Company’s quarterly pre tax net income as reported in the Company’s SEC filings in the June 29, 2007 stock purchase agreement.

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

On January 17, 2008 the Company and Black Diamond amended the original stock purchase agreement for a fourth time to further reduce and extend the amount of positive net income before tax that our Company may be required to use to purchase the Series C preferred stock beginning in the third calendar quarter of 2008. This reduction is based on a sliding scale which begins with 10% in 2008, and increases to 20%, 25%, and 30% in subsequent years. In return for this adjustment the Company gave Black Diamond 15,000,000 warrants to purchase the common stock at $.01 per share. The warrants have a life of 5 years.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND YEAR ENDED DECEMBER 31, 2006

Recently Issued Accounting Pronouncements

The Company has adopted all accounting pronouncements effective before September 30, 2007, which are applicable to the Company.

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No.109 (“FIN No.48”), which became effective for the Company on January 1, 2007. This interpretation clarifies the accounting for income tax benefits that are uncertain in nature. Under FIN No.48, a company will recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. This accounting interpretation also provides guidance on measurement methodology, de-recognition thresholds, financial statement classification and disclosures, interest and penalties recognition, and accounting for the cumulative-effect adjustment. The new interpretation is intended to provide better financial statement comparability among companies.

Required annual disclosures include a tabular reconciliation of unrecognized tax benefits at the beginning and end of the period; the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate; the amounts of interest and penalties recognized in the financial statements; any expected significant impacts from unrecognized tax benefits on the financial statements over the subsequent 12-month reporting period; and a description of the tax years remaining to be examined in major tax jurisdictions. FIN No.48 is effective for fiscal years beginning on or after December 15, 2006. The adoption of FIN No.48 has not had a material effect on the financial statements of our Company.

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No.157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any; the adoption of this statement will have on the financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). The purpose of issuing the statement is to replace current guidance in SFAS No. 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS No. 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. The Company does anticipate that the adoption of SFAS No. 141R will have an impact on the way in which business combinations will be accounted for compared to current practice. SFAS No. 141R will be effective for any business combinations that occur after November 1, 2009.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND YEAR ENDED DECEMBER 31, 2006

NOTE 11.  LEASE COMMITMENTS

The Company currently has one capital lease with a 36-month term and a $1.00 buyout option after the final payment under the lease.

Capital lease obligations consist of the following:

September 30, 2007
Lease for accounting hardware and software system expiring 2010	$203,724
Less current portion	(63,863)
Total	$139,861

Our three stores in Italy range in size from 461 square feet to 1,536 square feet with rents ranging from $2,025 to $2,100 per month which leases expire in 2010 to 2013. All leases have a 6 year renewal option. Our 2,765 square foot headquarters in Mantova, Italy, is leased through 2013 for approximately $5,500 per month.

Our U.S. facilities are currently provided at no charge by the President of the Company.

Future minimum lease payments are as follows for the calendar year:

	Capital	Operating	Total
2007	$19,254	$67,578	$86,832
2008	77,017	202,734	279,751
2009	77,017	202,734	279,751
2010	54,574	196,134	250,708
2011	-	166,434	166,434
Thereafter	-	222,390	222,390

Total	$227,863	$1,058,004	$1,285,867
Less amounts representing interest	(24,139)
Present value of minimum lease payments	203,724
Less current portion	(63,863)

Total, net of current portion	$139,861

For the nine months ended September 30, 2007, depreciation for assets on capitalized leases was $5,290. There were no capital leases for the year ended December 31, 2006

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND YEAR ENDED DECEMBER 31, 2006

NOTE 12  INCOME TAXES

The United States parent company, its United States subsidiary, its United Kingdom subsidiary, and its Italian Subsidiaries file separate income tax returns. There was no income tax expense for the nine months ended September 30, 2007 or for the year ended December 31, 2006.

The effective tax expense differs from the expected tax expense for the nine months ended September 30, 2007 and the year ended December 31, 2006 (computed by applying U.S. federal corporate tax rate of 34 percent to income before taxes), as follows:

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006

Computed expected tax expense (benefit)	$(117,288)	$(74,357)
Change in valuation allowance	117,288	74,357

Effective tax expense	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets for the United States at September 30, 2007 and the year ended December 31, 2006 are as follows:

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
Deferred tax assets:
Net operating loss carry forwards	$1.308,946	$1,189,048
Less valuation allowances	(1,308,946)	(1,189,048)

Net deferred tax assets	$-	$-

As of September 30, 2007, the United States parent company had net operating loss carry forwards of approximately $3,850,000 for US income tax purposes, available to offset future taxable income expiring on various dates through 2027. The valuation allowance as of September 30, 2007 was $1,308,046. The net change in the valuation allowance during the nine months ended September 30, 2007 was an increase of $119,898.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

Litigation

We are not aware of any pending or threatened legal proceedings involving our Company or our assets.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND YEAR ENDED DECEMBER 31, 2006

Related Party Transactions

Adam Altholtz, the trustee of The Melanie S. Altholtz Irrevocable Trust, is the son of Dr. Harvey Altholtz, a member of the Board of Directors. The Melanie S. Altholtz Irrevocable Trust is a limited partner and investor in Black Diamond.

Employment Agreements

There are no employment agreements between the Company and any officer, director, or employee of the Company or any of its subsidiaries.

Preferred Stock Optional Re-Purchase Requirement

As part of the exchange of the 7,500,000 shares of Series B preferred stock for 7,500,000 shares of Series C preferred stock (see Note 7) , Black Diamond agreed to change the formula for the calculation of the cash to fund the Series C preferred stock buyback option. Under the new formula, the Company is obligated to offer to purchase Series C preferred shares at $1 per share from Black Diamond using 20% of the positive quarterly pretax net income as reported in our Form 10-KSB and 10-QSB filings starting with the calendar quarter ending September 30, 2008. Black Diamond must notify the Company during each quarter if it elects to exercise its option for that quarter only. Payments are due to Black Diamond within 10 days following the filing of the Company’s 10-QSB or 10-KSB.