Form 10QSB
period 2007-12-31
ICC Worldwide, Inc.
filed 2008-02-19
CIK 1078724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

x	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

o	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

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
if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes oNo ox

Our Company had 200,120,434 shares of common stock outstanding as of February 1, 2008.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
Yes o No x

INDEX

PART 1 - FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed consolidated balance sheet as of December 31, 2007 (unaudited)	3

Condensed consolidated statements of operations and other comprehensive income (loss) for the three months ended December 31, 2007 and 2006 (unaudited)	4

Condensed consolidated statements of cash flows for the three months ended December 31, 2007 and 2006 (unaudited)	5

Notes to condensed consolidated financial statements as of December 31, 2007 and 2006 (unaudited)	6

Item 2. Management's Discussion and Analysis or Plan of Operation	11

Item 3. Controls and Procedures	13

PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits	15

Signatures	16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007
(UNAUDITED)

ASSETS

Current assets:
Cash	$331,788
Accounts receivable	8,633
Inventory	181,093
Deposits and other current assets	175,141
Total current assets	696,655

Furniture & fixtures	197,959
Office and store equipment	404,583
Less accumulated depreciation	(40,335)
Net fixed assets	562,207

Intangible and Other Assets	502,649

Total assets	$1,761,511

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$500,695
Accrued interest	14,064
Capitalized lease obligation - current portion	67,170
Liabilities on asset purchase contracts	147,290
Notes payable	112,001
Total current liabilities	841,220

Capitalized lease obligation - long term	127,072
Preferred stock, $.0001 par value, 30,000,000 shares authorized,
9,609,044 Series C shares issued and outstanding,
mandatory redemption on October 1, 2012 at $.60 per share	940,904

Total liabilities	1,909,196

Stockholders' deficiency:
Common stock, $.0001 par value, 450,000,000 shares authorized,
200,120,434 shares issued and outstanding	20,013
Additional paid-in capital	7,395,742
Accumulated deficit	(7,569,715)
Other comprehensive income	6,275
Total stockholders' deficiency	(147,685)

Total liabilities and stockholders' deficiency	$1,761,511

See accompanying notes to unaudited condensed consolidated financial statements

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	Three months ended December 31,
	2007	2006
Revenue	$249,183	$-

Cost of goods sold	218,332	-

Gross profit	30,851	-

General and administrative expenses	774,541	78,260

Loss from continuing operations before
other expense	(743,690)	(78,260)

Interest expense, net and financing cost	(5,496)	(715)

Loss from continuing operations
before provision for income taxes	(749,186)	(78,975)

Provision for income taxes	-	-

Loss from continuing operations	(749,186)	(78,975)

Loss from discontinued operations	-	(3,486)

Net loss	$(749,186)	$(82,461)

Net loss per common share, basic and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)
	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	192,631,549	152,232,549

Comprehensive loss:
Net Loss	$(749,186)	$(82,461)
Foreign currency translation loss	(2,987)	(2,508)

Comprehensive loss	$(752,173)	$(84,969)

See accompanying notes to unaudited condensed consolidated financial statements

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	Three Months Ended December 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(749,186)	$(82,461)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	150,630	7,574
Common stock and warrants issued for financing costs	-	5,000
Deferred compensation	-	67,960
Changes in operating assets and liabilities:
(Increase) decrease in
Accounts receivable	(7,563)	(64,086)
Inventory	(148,196)	4,885
Prepaid expenses	(48,789)	-
Deposits and other current assets	(167,128)	-
Increase (decrease) in
Contracts payable	(430,726)	(27,486)
Accounts payable and accrued expenses	273,357	71,475

Net cash used in operating activities	(1,127,601)	(17,139)

Cash flows from investing activities:
Purchase of property and equipment	(43,091)	-

Net cash used in investing activities	(43,091)	-

Cash flows from financing activities:
Proceeds from issuance of notes	-	15,000
Proceeds from issuance of preferred stock	151,968	-
Proceeds from issuance of common stock	348,032	-
Payments on capitalized lease obligation	(9,482)
Payments on notes payable	(15,000)	-
Repayments of advances received from stockholder	-	(3,000)

Net cash provided by financing activities	475,518	12,000

Effect of exchange rate changes on cash	(2,987)	(5,994)

Net decrease in cash	(698,161)	(11,133)
Cash, beginning of period	1,029,949	25,813
Cash, end of period	$331,788	$14,680

Non-Cash Financial Information:

Accretion of preferred stock	$253,922	$-

See accompanying notes to unaudited condensed consolidated financial statements

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
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

From inception through June, 2007 the principal business of our Company was the development and sale of a computer mouse device and related software. On June 29, 2007, we transferred to Mr. Thomas Large (a former officer and director of our Company), 100% of the capital stock of Designer Appliances, Inc. and all other assets and liabilities of our Company relating to our Company’s former computer mouse and software business, including all intellectual property and physical materials, all hardware and software and all rights pertaining thereto. The results of operations of the computer mouse and software business have been presented as discontinued operations in these financial statements.

On June 29, 2007 we changed our business model and sold a controlling interest in our Company to The Black Diamond Fund, LLLP, a Minnesota Limited Liability Limited Partnership (“Black Diamond”). The purpose of the sale of stock was to raise capital for use in conjunction with an acquisition strategy which allows us to develop our Company by acquiring assets with a history of operating revenues in markets that provide room for growth.

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

The three month period ended December 31, 2007 is the first full quarter of operations of the new business model and should not be considered indicative of future operating results.

NOTE 2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of ICC Worldwide, Inc. and its wholly own subsidiary, ICC Italy, S.r.l. All significant inter-company transactions have been eliminated in consolidation.

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

(D) Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Account balances are written off when collection efforts have been exhausted and the potential for recovery is considered remote. The Company has not recorded an allowance against receivables as the Company has only a limited operating history in this regard.

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

(G) Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings per Share". The assumed exercise of common stock equivalents was not utilized for the three months ended December 31, 2007 and 2006, respectively since the effect would be anti-dilutive. There were 148,809,327 and 7,500,000 common stock equivalents at December 31, 2007 and 2006, respectively.

(H) Going Concern

The Company’s consolidated financial statements for the three months ended December 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its new business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(I) Stock Options and Warrants

On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation”, (“FAS 123R”) to account for compensation costs when the Company exchanges equity for goods or services. Under FAS 123R the cost of the services received is measured on the grant-date fair value of the equity award and amortized over the vesting period of the award.

(J) Goodwill and Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  Goodwill represents the purchase consideration given in excess of the net assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives must be tested for impairment on an annual basis. The Company performs this annual impairment test at fiscal year end for goodwill and other intangible assets.

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

NOTE 3.  INTANGIBLE ASSETS

During September, 2007, the Company acquired intangible assets including covenants-not-to-compete, consulting agreements, and prepaid commission assets in conjunction with the tangible asset purchases in Italy. The covenant-not-to-compete and the consulting agreements have useful lives of one year. The prepaid commission asset has a life of two years. For the three months ended December 31, 2007, we recognized $116,604 in related amortization expense.

The amortization expense for the three months ended December 31, 2006 was $5,173, all of which was included in discontinued operations.

NOTE 4. PREFERRED STOCK

On June 29, 2007, we sold 7,500,000 shares of a newly designated Series B preferred stock to The Black Diamond. The purpose of the sale of stock was to raise capital with which we could pursue an acquisition strategy whereby we can seek to acquire business assets with a history of operating revenues in markets that provide room for growth. The June 29, 2007 purchase agreement required us to buy back shares of the Series B preferred stock at the option of the holder through a series of monthly cash payments.

On September 28, 2007, the June 29, 2007 purchase agreement was amended to reduce the potential impact of Black Diamond’s right to require our Company to begin repurchasing the Series B preferred stock in August, 2008. In the Amended Purchase Agreement Black Diamond agreed to exchange the Series B preferred stock for a new Series C preferred stock. The Series C preferred stock provides for a) a liquidation price for the preferred shares of $.60 per share, b) the option to convert the Series C shares to common shares at the rate of 10 shares of common stock for each share of Series C preferred stock, and c) mandatory redemption of any outstanding Series C preferred stock on October 1, 2012 at the liquidation price. In return, Black Diamond agreed to change the formula for the calculation of the cash to fund the Series C preferred stock buyback option. Under the new formula, the Company is obligated to offer to purchase Series C preferred shares at $1 per share from Black Diamond using 20% of the positive quarterly pre-tax net income as reported in our Form 10-KSB and 10-QSB filings starting with the calendar quarter ending September 30, 2008. Black Diamond must notify the Company during each quarter if it elects to exercise its option for that quarter only. Payments are due to Black Diamond within 10 days following the filing of the Company’s 10-QSB or 10-KSB.

Both the Series B and Series C preferred stock may cast 60 votes per share whereas a share of common stock has one vote per share on all matters requiring a vote of the shareholders. To illustrate the impact of this preference, at the annual stockholders meeting held on November 27, 2007, this preference allowed Black Diamond, as the then holder of all outstanding shares of Series C preferred stock, to have approximately 76% of the voting power on all matters on which a shareholder vote was taken.

On December 3, 2007, we sold 1,054,552 shares of our Series C preferred stock for $75,984 directly to The Melanie S. Altholtz Irrevocable Trust (Altholtz Trust) which is an investor in Black Diamond. The transaction mirrors the June 29, 2007 sale of stock to Black Diamond and includes the option for the buyer to require our Company to buy back the shares of the Series C Preferred stock at $1 per share starting in the third calendar quarter of 2008. The Company could be required to use 3% of the Company’s quarterly pre-tax net income as reported in the Company’s SEC filings for that purchase.

On December 17, 2007, we sold an additional 1,054,552 shares of our Series C preferred stock for $75,984 to Black Diamond. The transaction was structured as an amendment to the June 29, 2007 sale of stock to Black Diamond and includes the option for Black Diamond to require our Company to buy back the shares of the Series C preferred stock at $1 per share starting in the third calendar quarter of 2008. Under the December 17, 2007 amendment, the Company could have been required to use 23% of the Company’s quarterly pre-tax net income as reported in the Company’s SEC filings for that purchase, which is an increase from 20% of the Company’s quarterly pre-tax net income set forth in the September 28, 2007 amendment to the purchase agreement.

The mandatory redemption feature provides that the Company will buy back any and all outstanding Series C preferred stock on October 1, 2012 at the liquidation price of $.60 per share. Should all the 9,609,044 shares of the Series C preferred stock be outstanding at October 1, 2012, our Company would have to pay $5,765,426 on that date to redeem all of the Series C preferred stock.

The issuance of the Series C preferred stock was accounted for as a liability in accordance with SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”. EITF D-98“Classification and Measurement of Redeemable Securities” requires that the difference between the carrying amount of the preferred stock and the mandatory redemption value be accreted over time in order that the carrying value of the preferred stock equal its mandatory redemption value at the mandatory redemption date. For the three month period ended December 31, 2007, $253,922 was accreted to the carrying value of the preferred stock for this purpose.

We have not treated the convertible option in the Series C preferred stock as a derivative within the meaning of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as the common shares so converted could not be readily converted to cash without substantial market disruption and a heavy discount in price which would render the converted stock virtually worthless.

NOTE 5. DISCONTINUED OPERATIONS

On June 29, 2007 we transferred to Mr. Thomas Large (a former officer and director of our Company) 100% of the capital stock of Designer Appliances, Inc. and all other assets and liabilities of our Company relating to our Company’s computer mouse and software business, including intellectual property and physical materials, including hardware and software and all rights pertaining thereto.

The results of operations of the computer mouse and software business have been presented as discontinued operations for the three month period ended December 31, 2006.

NOTE 6. SUBSEQUENT EVENTS

On January 17, 2008, Black Diamond funded the first of three tranches of $500,000 of a total fully secured loan of $1,500,000 for use as working capital by the Company. The loan bears interest of 10% per annum. The loan requires monthly payments of interest only for the first 24 months then monthly payments of interest and principal based on a 20 year amortization for the next 36 months. Principal and interest are all due in payable on or before the 60th month anniversary of the Note.

On January 17, 2008 the Company and Black Diamond amended the original stock purchase agreement for a fourth time to further reduce and extend the amount of positive net income before tax that our Company may be required to use to purchase the Series C preferred stock beginning in the third calendar quarter of 2008. This reduction is based on a sliding scale which begins with 10% in 2008 and increases to 20%, 25%, and 30% in subsequent years. In return for this adjustment, the Company issued to Black Diamond 15,000,000 warrants to purchase the Company’s common stock at $.01 per share. The warrants have a life of 5 years. The fair value of the warrants on the date of grant was $111,310 computed using the Black-Scholes valuation model with a historical volatility rate of 162% and a 5 year bond equivalent rate of 3.0% on the date of issue.

Recently Accounting Pronouncements

The Company has adopted all accounting pronouncements effective before December 31, 2007, which are applicable to the Company.

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

OVERVIEW

On June 29, 2007, our Board of Directors determined that the implementation of our Company's business plan as it then existed was no longer financially feasible and accepted the offer of Black Diamond to purchase a controlling interest in our Company.

The proceeds of the financing by Black Diamond are being used to build a distribution network focused on stores providing telecommunications, ethnic entertainment, ethnic foods, financial services, and certain other products and services to ethnic immigrant worker communities in Italy.

On August 20, 2007, we acquired all the shares of capital stock of ICC Italy, which was incorporated in Italy in August, 2007 for this purpose.

In September, 2007, through ICC-Italy, we purchased the furniture, fixtures, and inventory of two existing stores in Trescore and Calcinate in the Emilia-Romagna region of Northern Italy. In September, 2007, we also purchased the furniture, fixtures, and inventory of two additional stores in Ravenna also in the Emilia-Romagna region of Northern Italy including: (1) a phone center and internet café store and (2) a mobile phone store. No real estate leases, employment or vendor contracts or other obligations were assumed as part of these asset purchases. In December we also entered into an agreement to operate a store in Rimini, Italy for Telecom Italia.

At December 31, 2007 the stores in Trescore, Calcinate, and both the mobile phone store and the phone center/internet café in Ravenna were open and generating revenue. The store in Remini was not yet opened.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

Critical Accounting Policies

The Company makes estimates and assumptions in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007. The accounting policies used in preparing our interim condensed consolidated financial statements are the same as those described in such Annual Report.

Revenue, Cost of Goods Sold, and Gross Profit

Revenues for the three months ended December 31, 2007 were $249,183. The stores in Trescore, Calcinate, and the mobile phone store in Ravenna were opened all three months. The internet phone center and internet café store in Ravenna was opened in December. The store in Rimini was not open during the period.

Cost of goods sold for ongoing operations for the three months ended December 31, 2007 was $218,332.

Gross profit from ongoing operations for the three month period ended December 31, 2007 was $30,851.

As the Designer Appliances business has been transferred and is being accounted for as discontinued operations, there were no revenues, cost of goods sold or gross profit from continuing operations to report for the three months ended December 31, 2006.

General and Administrative Expenses

For the three months ended December 31, 2007 and 2006, general administrative expenses from continuing operations were $774,541 and $78,260 respectively. The increase in general and administrative expense is due to the change in business model of our Company from a single product focus to a far more extensive retail and wholesale operation.

General and administrative expenses for ongoing operations for the three months ended December 31, 2007 included consulting services of $50,085, executive compensation of $58,764, professional fees of $52,611, rent of $66,432, payroll of $132,268, and noncash charges for depreciation of $34,026 and for amortization of $116,604.

General and administrative expense for ongoing operations for the three months ended December 31, 2006 included stock-based compensation of $42,290, professional fees of $49,239, rent of $6,417, and non-cash charges for depreciation of $227.

Stock-Based Compensation

For the three months ended December 31, 2007 and 2006, respectively, our Company incurred $0 and $42,490 in stock-based compensation expense.

Interest Expense and Financing Costs

For the three months ended December 31, 2007 and 2006, respectively, our Company incurred $5,496 and $715 in interest and financing costs.

Net Loss

Our Company recorded a net loss of $749,186 for the three months ended December 31, 2007 and a net loss of $82,461 for the three months ended December 31, 2006, of which $3,486 was the loss associated with the discontinued operations of the computer mouse business.

Liquidity and Cash Position

Operating Activities

For the three months ended December 31, 2007, our Company used $1,127,601 in cash to fund operating activities. Cash required for the loss of $749,186 was partially offset by $150,630 in non-cash charges. Cash was also required to support the increase of $529,045 in net current assets to support the increase in store activity: $148,196 increase in inventory; $48,789 increase in prepaid expense, and a $167,128 increase in deposits and other current assets.

For the three months ended December 31, 2006, our Company used $17,139 in cash to fund operating activities. Cash required for the loss of $82,461 was partially offset by $80,534 in non cash charges. Cash was also required to support the increase of $15,212 in net current assets.

Investing Activities

For the three months ended December 31, 2007, our Company used $43,091 in cash for new equipment. There was no investment activity for the three months ended December 31, 2006.

Financing Activities

For the three months ended December 31, 2007, our Company received net cash of $475,518 from financing activities. The sale of common and preferred stock for $500,000 was offset by $24,482 in payments on the capitalized lease and the payoff of a short-term demand note.

For the three months ended December 31, 2006, our Company received net cash of $12,000 cash from financing activities. The $15,000 in proceeds from a short-term demand note was offset by a $3,000 payment of an advance received from a stockholder.

We anticipate that our capital requirements, including capital need for further asset acquisitions and increases in inventory levels, will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors including the pace of our expansion. We believe that our current liquidity and resources will not provide sufficient liquidity to fund our operations for at least 12 months and the Company expects to seek additional future financing to fund our operations and expansion. The availability of such financing on terms acceptable to us or at all is not assured..

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 3, 2007, we sold 4,921,267 shares of our common stock for $174,016 and 1,054,552 shares of our Series C preferred stock for $75,984 directly to The Melanie S. Altholtz Irrevocable Trust which is an investor in Black Diamond. The shares were issued in a transaction which was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of an exemption provided by Section 4 (2) of the Act for transactions not involving a public offering. The transaction mirrors the June 29, 2007 sale of stock to Black Diamond and includes the option for the buyer to require our Company to buy back the shares of the Series C Preferred stock at $1 per share starting in the third calendar quarter of 2008. The Company could be required to use 3% of the Company’s quarterly pre-tax net income as reported in the Company’s SEC filings for that purchase.

On December 17, 2007, we sold an additional 4,921,267 shares of our common stock for $174,016 and an additional 1,054,552 shares of our Series C preferred stock for $75,984 to Black Diamond. The shares were issued in a transaction which was exempt from the registration requirements of the Securities Act by virtue of an exemption provided by Section 4 (2) of the Act for transactions not involving a public offering. The transaction was structured as an amendment to the June 29, 2007 sale of stock to Black Diamond and includes the option for Black Diamond to require our Company to buy back the shares of the Series C Preferred stock at $1 per share starting in the third calendar quarter of 2008. Under the December 17, 2007 amendment, the Company could be required to use 23% of the Company’s quarterly pre-tax net income as reported in the Company’s SEC filings for that purchase which is an increase from 20% of the Company’s quarterly pre-tax net income as reported in the Company’s SEC filings in the June 29, 2007 stock purchase agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the stockholders was held on November 27, 2007. Stockholders of record on October 2, 2007 were entitled to vote.

All directors were re-elected to serve for one year or until their successors are duly qualified and elected. The following table sets forth the number of votes cast for or abstaining from the election of each nominee. No votes were cast against the election if any nominee.

Nominee	For	Abstain
George Stevens	555,197,679	6,640,500
Carmine Castellano	555,161,230	6,676,949
Dr. Harvey Altholtz	555,460,150	6,378,029

In addition to the election of the directors, there were four proposals put before the meeting. The following sets forth the votes cast for, against and abstaining from each proposal.

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

ICC WORLDWIDE, INC.

Date: February 19, 2008	By:	/s/ Richard K Lauer Name: Richard K Lauer
Title: President and Chief Executive Officer (Principal Executive Officer and Acting Principal Accounting Officer)