Form 10QSB
period 2008-03-31
ICC Worldwide, Inc.
filed 2008-05-15
CIK 1078724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _____ to _____

Commission file number 0-25417

ICC WORLDWIDE, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE	11-3571993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐  No ☒

Our Company had 200,120,434 shares of common stock outstanding as of May 7, 2008.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
Yes ☐ No ☒

INDEX

PART 1 - FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed consolidated balance sheet as of March 31, 2008 (unaudited)	3

Condensed consolidated statements of operations and other comprehensive income (loss) for the three months and six months ended March 31, 2008 and 2007 (unaudited)	4

Condensed consolidated statements of cash flows for the six months ended March 31, 2008 and 2007 (unaudited)	5

Notes to condensed consolidated financial statements as of March 31, 2008 and 2007 (unaudited)	6

Item 2. Management's Discussion and Analysis or Plan of Operation	11

Item 3. Controls and Procedures	15

PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	16

Signatures	16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2008
(UNAUDITED)

ASSETS

Current assets:
Cash	$144,426
Note Receivable	31,600
Inventory	137,567
Deposits and other current assets	281,658
Total current assets	595,251

Furniture & fixtures	202,466
Office and store equipment	371,074
Less accumulated depreciation	(76,907)
Net fixed assets	496,633

Intangible assets - net	329,670
Deferred financing costs - net	106,380
Other assets	37,624

Total assets	$1,565,558

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$439,879
Accrued interest	20,229
Capitalized lease obligation - current portion	73,417
Notes payable	112,001
Total current liabilities	645,526

Capitalized lease obligation - long term	117,440
Preferred stock, $.0001 par value, 30,000,000 shares authorized, 9,609,044 Series C issued and outstanding, includes of accretion of $512,184, mandatory redemption on October 1, 2012 at $.60 per share	1,194,826
Note Payable	950,000

Total liabilities	2,907,792

Stockholders' deficit:
Common stock, $.0001 par value, 450,000,000 shares authorized, 200,120,434 shares issued and outstanding	20,013
Additional paid-in capital	7,253,130
Accumulated deficit	(8,615,377)
Total stockholders' deficit	(1,342,234)

Total liabilities and stockholders' deficit	$1,565,558

See accompanying notes to unaudited condensed consolidated financial statements

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE LOSS
FOR THE THREE MONTH AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007

Revenue	$373,468	$-	$622,651	$-

Cost of goods sold	348,719	-	567,051	-

Gross profit	24,749	-	55,600	-

General and administrative expenses	1,050,749	27,989	1,825,290	106,249

Loss from continuing operations before other expense	(1,026,000)	(27,989)	(1,769,690)	(106,249)

Interest expense, net and financing cost	(28,924)	(507)	(34,420)	(1,222)

Loss from continuing operations before provision for income taxes	(1,054,924)	(28,496)	(1,804,110)	(107,471)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(1,054,924)	(28,496)	(1,804,110)	(107,471)

Loss from discontinued operations	-	(17,747)	-	(21,233)

Net loss	$(1,054,924)	$(46,243)	$(1,804,110)	$(128,704)

Net loss per common share, basic and diluted
Continuing operations	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Discontinued operations	-	(0.00)	-	(0.00)
	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding, basic and diluted	200,120,434	153,257,900	196,355,530	164,035,050

Comprehensive loss:
Net loss	$(1,054,924)	$(46,243)	$(1,804,110)	$(128,704)
Foreign currency translation loss	-	(235)	-	(2,743)

Comprehensive income (loss)	$(1,054,924)	$(46,478)	$(1,804,110)	$(131,447)

See accompanying notes to unaudited condensed consolidated financial statements.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Six Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(1,804,110)	$(128,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	304,060	13,828
Common stock and warrants issued for services	-	5,000
Deferred compensation	-	67,960
Changes in operating assets and liabilities:
(Increase) decrease in
Accounts receivable	1,070	(1,750)
Inventory	(104,670)	(6,109)
Prepaid expenses	(58,941)	(5,119)
Deposits and other current assets	(241,426)	3,295
Increase (decrease) in
Customer advances	-	(25,887)
Contracts payable	(578,016)	-
Accounts payable and accrued expenses	218,705	62,495

Net cash used in operating activities	(2,263,328)	(14,991)

Cash flows from investing activities:
Sale of property and equipment	7,900	-
Purchase of property and equipment	(36,804)	-

Net cash used in investing activities	(28,904)	-

Cash flows from financing activities:
Proceeds from issuance of notes	950,000	15,000
Proceeds from issuance of preferred stock	151,828	-
Proceeds from issuance of common stock	348,172	-
Payments on capitalized lease obligation	(12,867)	-
Payments on notes payable	(15,000)	-
Advances received from stockholder	-	2,000

Net cash provided by financing activities	1,422,133	17,000

Effect of exchange rate changes on cash	(15,424)	(6,229)

Net decrease in cash	(885,523)	(4,220)
Cash, beginning of period	1,029,949	25,813
Cash, end of period	$144,426	$21,593

Non-Cash Financial Information:
Deferred financing costs	$106,380
Accretion of preferred stock	507,844

See accompanying notes to unaudited condensed consolidated financial statements.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 1. ORGANIZATIONAL MATTERS AND NATURE OF THE BUSINESS

ICC Worldwide, Inc. (“we”, “us”, the “Company”, or “ICC Worldwide”) was incorporated on March 24, 1999 as a Delaware corporation named Acropolis Acquisition Corporation. We changed our name to Torbay Holdings, Inc. on July 14, 1999. On October 26, 1999, Torbay Acquisition Corporation (“TAC”), a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), merged into us. In the merger we issued our common stock to the former stockholders of TAC and our common stock automatically became registered under the Exchange Act as a result of such transaction. In November, 2007 we changed our name to ICC Worldwide, Inc.

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

As a result of our investigations, we have focused on a strategy which offers certain goods and services to the ethnic immigrant worker communities in Italy. These goods and services include products in the broad areas of: (1) telecommunications, (2) entertainment, (3) ethnic food products, and (4) financial services. They are to be delivered by our Company on a wholesale basis through a network of independently-owned retail stores throughout Italy. In addition to the wholesale business activities, the Company also operates a small number of its own retail stores in Italy which serve customers in this market.

In September, 2007 we began acquiring assets and opening stores in several of the provinces in Northern Italy.

In March, 2008 we refined our business model by eliminating the ethnic foods component of the model in order to focus on the telecommunications aspects of the products and services.

The six month period ended March 31, 2008 is the first six months of operations of our business model and may not be indicative of future operating results.

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

(C) Revenue Recognition

The Company’s retail and wholesale products and services are sold primarily for cash. Revenue is recognized at the time the products or services are sold. The Company expects to also sell certain products at wholesale both for cash and on account. Revenue is recognized when no right of return exists.

(D) Inventory

Inventory consists of finished goods ready for sale and is stated at the lower of cost or market. The Company does not have raw material or work in process inventory.

(E) Foreign Currency Translation

Assets and liabilities of our Company’s foreign subsidiary have been re-measured in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation”. The re-measurement process requires the use of historical exchange rates between the foreign currency and the US dollar currency in the presentation of the financial statements of certain non-monetary accounts. All exchange gains and losses from re-measurement of the non-monetary assets are included in the income statement for the appropriate period.

(F) Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, “Earnings per Share”. The assumed exercise of common stock equivalents was not utilized for the three and six months ended March 31, 2008 and 2007, respectively, since the effect would be anti-dilutive. There were 163,797,612 and 7,500,000 common stock equivalents at March 31, 2008 and 2007, respectively.

(G) Going Concern

The Company’s consolidated financial statements for the six months ended March 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its new business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(H) Stock Options and Warrants

On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation”, (“FAS 123R”) to account for compensation costs when the Company exchanges equity for goods or services. Under FAS 123R the cost of the services received is measured on the grant-date fair value of the equity award and amortized over the vesting period of the award.

(I) Intangible Assets

Intangible assets are stated on the basis of cost and are amortized on a straight-line basis over estimated life. Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise.  Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets. Should these cash flows not equate to or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required.

(J) Deferred Financing Costs

Deferred financing costs consist of the unamortized portion of the value of the warrants given to Black Diamond at the time of the fourth amendment to the purchase agreement. See Note 5.

NOTE 3. PREFERRED STOCK

On June 29, 2007, we sold 7,500,000 shares of a newly designated Series B preferred stock to Black Diamond. The purpose of the sale of stock was to raise capital with which we could pursue an acquisition strategy whereby we can seek to acquire business assets with a history of operating revenues in markets that provide room for growth. The June 29, 2007 purchase agreement required us to buy back shares of the Series B preferred stock at the option of the holder through a series of monthly cash payments.

On September 28, 2007, the June 29, 2007 purchase agreement was amended to reduce the potential impact of Black Diamond’s right to require our Company to begin repurchasing the Series B preferred stock in August, 2008. In the Amended Purchase Agreement Black Diamond agreed to exchange the Series B preferred stock for a new Series C preferred stock. The Series C preferred stock provided for a) a liquidation price for the preferred shares of $.60 per share, b) the option to convert the Series C shares to common shares at the rate of 10 shares of common stock for each share of Series C preferred stock, and c) the mandatory redemption of any outstanding Series C preferred stock on October 1, 2012 at the liquidation price. In return, Black Diamond agreed to change the formula for the calculation of the cash to fund the Series C preferred stock buyback option. Under the new formula, the Company is obligated to offer to purchase Series C preferred shares at $1 per share from Black Diamond using 20% of the positive quarterly pre-tax net income as reported in our Form 10-KSB and 10-QSB filings starting with the calendar quarter ending September 30, 2008. Black Diamond must notify the Company during each quarter if it elects to exercise its option for that quarter only. Payments are due to Black Diamond within 10 days following the filing of the Company’s 10-QSB or 10-KSB.

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

The issuance of the Series C preferred stock was accounted for as a liability in accordance with SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”. EITF D-98“Classification and Measurement of Redeemable Securities” requires that the difference between the carrying amount of the preferred stock and the mandatory redemption value be accreted over time in order that the carrying value of the preferred stock equal its mandatory redemption value at the mandatory redemption date. For the three and six months ended March 31, 2008, $253,922 and $ 507,844 was accreted, respectively, to the carrying value of the preferred stock for this purpose.

We have not treated the convertible option in the Series C preferred stock as a derivative within the meaning of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as the common shares so converted could not be readily converted to cash without substantial market disruption and a heavy discount in price which would render the converted stock virtually worthless.

NOTE 4. DISCONTINUED OPERATIONS

On June 29, 2007 we transferred to Mr. Thomas Large (a former officer and director of our Company) 100% of the capital stock of Designer Appliances, Inc. and all other assets and liabilities of our Company relating to our Company’s computer mouse and software business, including intellectual property and physical materials, including hardware and software and all rights pertaining thereto.

The results of operations of the computer mouse and software business have been presented as discontinued operations for the three and six months ended March 31, 2007.

NOTE 5. NOTE PAYABLE TO BLACK DIAMOND

On January 17, 2008, Black Diamond funded the first of several tranches of a total fully secured loan of $1,500,000 for use as working capital by the Company. The loan bears interest of 10% per annum. The loan requires monthly payments of interest only for the first 24 months then monthly payments of interest and principal based on a 20 year amortization for the next 36 months. Principal and interest are all due in payable on or before the 60th month anniversary of the Note. At March 31, 2008, Black Diamond had advanced a total of $950,000 of this loan.

On January 17, 2008 the Company and Black Diamond amended the original stock purchase agreement for a fourth time to further reduce and extend the amount of positive net income before tax that our Company may be required to use to purchase the Series C preferred stock beginning in the third calendar quarter of 2008. This reduction is based on a sliding scale which begins with 10% in 2008 and increases to 20%, 25%, and 30% in subsequent years. In return for this adjustment, the Company issued to Black Diamond 15,000,000 warrants to purchase the Company’s common stock at $.01 per share. The warrants have a life of 5 years. The fair value of the warrants on the date of grant was $111,310 computed using the Black-Scholes valuation model with a historical volatility rate of 162%, zero dividend payment, and a 5 year bond equivalent rate of 3.0% on the date of issue. The $111,310 fair value of the warrants on the date of grant is being amortized over the life of the underlying preferred stock which has a mandatory redemption date of October 1, 2012. During the three months ended March 31, 2008, we amortized $4,930 to interest expense in this regard.

NOTE 6. SUBSEQUENT EVENTS

As noted in Note 5, at March 31, 2008, Black Diamond had advanced a total of $950,000 of the $1,500,000 loan negotiated in January, 2008. The remaining advances by Black Diamond on this loan were made or are scheduled to be made as follows: $150,000 on April 1, 2008, $200,000 on April 25, 2008, with the final $200,000 scheduled to be made on May 15, 2008.

On April 7, 2008, we received the second and final installment of $31,600 on the sale of the assets of the Calcinate store.

Recent Accounting Pronouncements

The Company has adopted all accounting pronouncements effective before December 31, 2007, which are applicable to the Company.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FAS Interpretation No.48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No.109 (“FIN No.48”), which became effective for the Company on January 1, 2007. This interpretation clarifies the accounting for income tax benefits that are uncertain in nature. Under FIN No.48, a company will recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. This accounting interpretation also provides guidance on measurement methodology, de-recognition thresholds, financial statement classification and disclosures, interest and penalties recognition, and accounting for the cumulative-effect adjustment. The new interpretation is intended to provide better financial statement comparability among companies. FIN No.48 is effective for fiscal years beginning on or after December 15, 2006. The adoption of FIN No.48 has not had a material effect on the financial statements of our Company.

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No.157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect if any, the adoption of this statement will have on the financial statements.

On February 15, 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). The fair value option established by SFAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for our 2009 fiscal year. We are currently assessing what the impact of the adoption of this standard would be on the Company’s financial position and/or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling minority interest as equity in the consolidated financial statements and separate from the parent's equity. The net income amount attributable to the non-controlling interest is included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and for interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS 160 to have an effect on its financial statements.

In December 2007 the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including: (i) Acquisition costs will be generally expensed as incurred; (ii) Non-controlling interests (formerly known as "minority interests") will be valued at fair value at the acquisition date; (iii) Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount determined under existing guidance for non-acquired contingencies; (iv) In process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; (v) Restructuring costs associated with a business combination generally will be expensed subsequent to the acquisition date; and (vi) Charges in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R also includes a substantial number of new disclosure requirements. The statement applies prospectively to business combinations occurring in fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS 141R to have an effect on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-QSB, including exhibits thereto, contains forward-looking statements. These forward-looking statements are typically identified by the words "anticipates", "believes", "expects", "intends", "forecasts", "plans", "future", "strategy", or words of similar meaning.  Various factors could cause actual results to differ materially from those expressed in the forward-looking statements.  The Company assumes no obligations to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors, except as required by law.

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

In September, 2007, through ICC-Italy, we purchased the furniture, fixtures, and inventory of two existing stores in Trescore and Calcinate in the Emilia-Romagna region of Northern Italy. In September, 2007, we also purchased the furniture, fixtures, and inventory of two additional stores in Ravenna also in the Emilia-Romagna region of Northern Italy including: (1) a phone center and internet café store and (2) a mobile phone store. No real estate leases, employment or vendor contracts or other obligations were assumed as part of these asset purchases. In December, 2007 we also entered into an agreement to operate a store in Remini, Italy for Telecom Italia.

At March 31, 2008 the Trescore store, both the mobile phone store and the phone center/internet café in Ravenna, and the store in Remini were open and generating revenue. The store in Calcinate was sold on March 31, 2008.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008.

Critical Accounting Policies

Our Company makes estimates and assumptions in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007. The accounting policies used in preparing our interim condensed consolidated financial statements are the same as those described in the Annual Report.

Exchange Rate Activity

As our Company obtains all of its revenue and incurs most of its expenses in Italy, the reported performance of our Company will be heavily influenced by the currency exchange rates. The following table shows the ending and weighted average US dollar to Euro exchange rates used in the preparation of the financial statements since our Company began acquiring assets in Italy.

US $ to Euro	Three Months Ended September 30, 2007	Three Months Ended December 31, 2007	Six Months Ended March 31, 2008
Ending Rate	1.4272	1.4729	1.5800
Weighted Average Rate for the Period	1.3742	1.4485	1.4730

As the Designer Appliances computer mouse and related software business was transferred and is being accounted for as discontinued operations, there were no revenues, cost of goods sold or gross profit from continuing operations to report for the three and six months ended March 31, 2008. Thus in the following discussion of revenues, cost of goods sold, and gross profit, comparison is made between the three months ended March 31, 2008 and the three months ended December 31, 2007.

Revenue

Revenues increased $124,285 or 50% to $373,468 for the three months ended March 31, 2008 from $249,183 for the three months ended December 31, 2007. This increase reflects the higher tempo of activity as the Company works through the acquisition of its retail properties and the start up of its wholesale activities focused primarily in the telecommunications part of the business.

Cost of Goods Sold

Cost of goods sold increased $130,387 or 60% to $348,719 for the three months ended March 31, 2008 from $218,332 for the three months ended December 31, 2007. The increase includes, in part, costs of goods sold which the current management of the Company believes could have been better planned and managed (see discussion of General and Administrative Expenses below).

Gross Profit

Gross profit declined $6,102 or 20% to $24,749 for the three months ended March 31, 2008 from $30,851 for the three months ended December 31, 2007. This decline was due to (a) a general adjustment in the mix of products sold gained from experience in operating the stores, (b) a shift in business focus away from alimentary (food) which tends to have lower but steady revenue potential and higher margins and toward telecom related products (e.g. cell phones, internet services, and phone cards) which tend to have a lower margin but higher revenue potential and (c) costs of goods sold which the current management of the Company believes could have been better planned and managed (see discussion of General and Administrative Expenses below).

General and Administrative Expenses

General and administrative expenses increased $249,115 or 36% to $1,050,749 for the three months ended March 31, 2008 from $774,541 for the three months ended December 31, 2007. This increase reflects, in part, the higher tempo of activity as our Company works through the acquisition of its retail properties and the start up of its wholesale activities focused primarily in the telecom part of the business. At the same time, the increase includes, in part, operating expenses which the current management of the Company believes could have been better planned and managed. As a direct result, during March, 2008, we reorganized our general and administrative processes and refocused attention to more actively managing these costs.

General and administrative expenses for ongoing operations for the three months ended March 31, 2008 included consulting services of $42,165, executive compensation of $21,459, professional fees of $79,437, rent of $74,901, payroll of $288,691, noncash charges for depreciation of $35,712 and for amortization of $114,946, as well as a loss on the re-measurement of non-monetary assets of $41,270.

General and administrative expense for ongoing operations for the three months ended March 31, 2007 included stock-based compensation of $0, professional fees of $15,640, rent of $5,497, and non-cash charges for depreciation of $228

General and administrative expenses for ongoing operations for the six months ended March 31, 2008 included consulting services of $92,250, executive compensation of $80,223, professional fees of $132,048, rent of $141,333, payroll of $420,959, noncash charges for depreciation of $69,238 and for amortization of $229,892 as well a a loss on the re-measurement of non-monetary assets of $55,447.

General and administrative expenses for ongoing operations for the six months ended March 31, 2007 included stock based compensation of $42,490, professional fees of $64,879, rent of $11,914, and noncash charges for depreciation of $455.

Interest Expense and Financing Costs

Interest expense and financing costs increased $23,428 to $28,924 for the three months ended March 31, 2008 from $5,496 for the three months ended December 31, 2007. This increase was primarily due to the recognition of $4,930 in amortized interest expense associated with the issuance of 15,000,000 warrants to Black Diamond as part of the consideration for loan obtained from Black Diamond on January 15, 2008, $15,431 in paid and accrued interest on the note payable to Black Diamond as well as $2,099 in accrued interest on the note payable to the Nutmeg Group obtained in May, 2007 and renegotiated in September, 2007.

Interest expense and financing costs increased $33,198 to $34,420 for the six months ended March 31, 2008 from $1,222 for the six months ended March 31, 2007. This increase was primarily due to the recognition of $4,930 in expense associated with the issuance of 15,000,000 warrants to Black Diamond as part of the consideration for loan obtained from Black Diamond on January 15, 2008 and $15,431 in paid and accrued interest on the note payable to Black Diamond as well as $4,221 in accrued interest for the six months ended March 31, 2008 on the note payable to the Nutmeg Group obtained in May, 2007 and renegotiated in September, 2007.

Net Loss

Our Company recorded a net loss of $1,054,924 for the three months ended March 31, 2008 and a net loss of $1,804,110 for the six months ended March 31, 2008.

Our Company recorded a net loss of $46,243 and $128,704 for the three and six months ended March 31, 2007, respectively, of which $17,747 and $21,233, respectively, were the losses associated with the discontinued operations of the computer mouse business.

Liquidity and Cash Position

Operating Activities

For the six months ended March 31, 2008, our Company used $2,263,328 in cash to fund operating activities. Cash required for the loss of $1,804,110 was partially offset by $304,060 in non-cash charges. Cash was also required to support the increase of $763,278 in net current assets including an increase of $104,670 in inventory, an increase of $300,367 in deposits and prepaid expense, and $578,016 to pay contracts due all offset by an increase of $218,705 in accounts payable.

For the six months ended March 31, 2007, our Company used $14,991 in cash to fund operating activities. Cash required for the loss of $128,704 was partially offset by $86,788 in non cash charges. Cash was provided by an increase of $26,925 in net current liabilities.

Investing Activities

For the six months ended March 31, 2008, our Company used $36,804 in cash to purchase additional store equipment and fixtures. We also received $7,900 in cash as the first installment on the sale of assets related to the Calcinate store.

For the six months ended March 31, 2007, our Company had no investment activity.

Financing Activities

For the six months ended March 31, 2008 our Company received net cash of $1,422,133 from financing activities. We sold common and preferred stock for $500,000 and received $950,000 in loan proceeds. This was offset by $12,867 in payments on the capitalized lease and the $15,000 payoff of a short-term demand note.

For the six months ended March 31, 2007 our Company received net cash of $17,000 in cash from financing activities of which $15,000 were the proceeds from a short-term demand note and $2,000 was advanced by a stockholder.

We anticipate that our capital requirements, including capital need for further asset acquisitions and increases in inventory levels, will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors including the pace of our expansion. We believe that our current liquidity and resources will not provide sufficient liquidity to fund our operations for at least 12 months and the Company expects to seek additional future financing to fund our operations and expansion. The availability of such financing on terms acceptable to us or at all is not assured.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ICC WORLDWIDE, INC.

Date: May 13, 2008	By:	/s/ Richard K Lauer
Name: Richard K Lauer
Title: President and Chief Executive Officer (Principal Executive Officer and Acting Principal Accounting Officer)