Form 10QSB
period 2008-06-30
ICC Worldwide, Inc.
filed 2008-08-19
CIK 1078724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐ No ☒

Our Company had 200,120,434 shares of common stock outstanding as of August 11, 2008.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
Yes ☐ No ☒

INDEX

PART 1 - FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed consolidated balance sheet as of June 30, 2008 (unaudited)	3

Condensed consolidated statements of operations and other comprehensive income (loss) for the three months and nine months ended June 30, 2008 and 2007 (unaudited)	4

Condensed consolidated statements of cash flows for the nine months ended June 30, 2008 and 2007 (unaudited)	5

Notes to condensed consolidated financial statements as of June 30, 2008 and 2007 (unaudited)	6

Item 2. Management's Discussion and Analysis or Plan of Operation	13

Item 3. Controls and Procedures	16

PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits	17

Signatures	18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2008
(UNAUDITED)

ASSETS

Current assets:
Cash	$98,786
Accounts Receivable	8,853
Inventory	123,090
Deposits and other current assets	153,563
Total current assets	384,292

Furniture & fixtures	210,229
Office and store equipment	434,949
Less accumulated depreciation	(116,762)
Net fixed assets	528,416

Intangible assets - net	214,724
Deferred financing costs - net	100,470
Other assets	39,250

Total assets	$1,267,152

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$419,143
Accrued interest	37,514
Capitalized lease obligation - current portion	74,800
Notes payable	112,001
Total current liabilities	643,458

Capitalized lease obligation - long term	98,203
Preferred stock, $.0001 par value, 30,000,000 shares authorized,
9,609,044 Series C issued and outstanding, includes accretion of $766,106,
mandatory redemption on October 1, 2012 at $.60 per share	1,448,748
Note Payable	1,600,000

Total liabilities	3,790,409

Stockholders' deficit:
Common stock, $.0001 par value, 450,000,000 shares authorized,
200,120,434 shares issued and outstanding	20,012
Additional paid-in capital	7,760,975
Accumulated deficit	(10,304,244)
Total stockholders' deficit	(2,523,257)

Total liabilities and stockholders' deficit	$1,267,152

See accompanying notes to unaudited condensed consolidated financial statements

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE LOSS
FOR THE THREE MONTH AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007

Revenue	$417,255	$-	$1,039,906	$-

Cost of goods sold	309,114	-	876,165	-

Gross profit	108,141	-	163,741	-

General and administrative expenses	976,696	59,982	2,801,986	172,231

Loss from continuing operations before
other expense	(868,555)	(59,982)	(2,638,245)	(172,231)

Interest expense, net and financing cost	(58,547)	(65,684)	(92,967)	(66,906)
Accretion to preferred stock	(253,922)		(761,766)
Fair value of derivative liability		(466,203)		(466,203)

Loss from continuing operations
before provision for income taxes	(1,181,024)	(591,869)	(3,492,978)	(705,340)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(1,181,024)	(591,869)	(3,492,978)	(705,340)

Loss from discontinued operations	-	(5,951)	-	(21,185)

Net loss	$(1,181,024)	$(597,820)	$(3,492,978)	$(726,525)

Net loss per common share, basic and diluted
Continuing operations	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Discontinued operations	-	(0.00)	-	(0.00)
	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares outstanding, basic and diluted	200,120,434	153,423,834	197,605,918	153,288,838

Comprehensive loss:
Net loss	$(1,181,024)	$(597,820)	$(3,492,978)	$(726,525)
Foreign currency translation loss	-	(2,869)	-	(5,377)

Comprehensive income (loss)	$(1,181,024)	$(600,689)	$(3,492,978)	$(731,902)

See accompanying notes to unaudited condensed consolidated financial statements.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Nine Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(3,492,978)	$(726,525)
Adjustments to reconcile net loss to net
cash used in operating activities:
Gain on disposition of assets	-	(110,369)
Depreciation and amortization	459,690	18,998
Accretion to preferred stock	761,766	-
Security deposit applied to rent	-	5,310
Common stock and warrants issued for services	-	95,400
Deferred equity costs	-	211,840
Deferred compensation	-	(233,880)
Stock and warrants issued for financing	-	60,000
Derivative liability	-	466,203
Warrants repriced	-	18
Changes in operating assets and liabilities:
(Increase) decrease in
Accounts receivable	(7,783)	(18,835)
Inventory	(90,193)	5,035
Prepaid expenses	(134,648)	(3,500)
Deposits and other current assets	(39,250)	(2,015)
Increase (decrease) in
Customer advances	-	(25,887)
Contracts payable	(578,016)	-
Accounts payable and accrued expenses	215,255	40,808

Net cash used in operating activities	(2,906,157)	(217,399)

Cash flows from investing activities:
Cash retained by former subsidiary	-	(6,710)
Sale of property and equipment	39,500	-
Purchase of property and equipment	(118,785)	-

Net cash used in investing activities	(79,285)	(6,710)

Cash flows from financing activities:
Loans from officers	-	22,000
Payments on loans from officers	-	(27,000)
Proceeds from issuance of notes	-	15,000
Proceeds from issuance of preferred stock	151,968	-
Proceeds from issuance of common stock	348,032	-
Proceeds from issuance of notes and loans	1,600,000	208,000
Payments on capitalized lease obligation	(30,721)	-
Payments on notes payable	(15,000)	-
Advances received from stockholder	-	2,000
Repayments of advances received from stockholder	-	(5,000)

Net cash provided by financing activities	2,054,279	215,000

Effect of exchange rate changes on cash	-	(9,098)

Net decrease in cash	(931,163)	(18,207)
Cash, beginning of period	1,029,949	25,813
Cash, end of period	$98,786	$7,606

Non-Cash Financial Information:
Treasury stock acquired in exchange for assets and liabilities
of discontinued operations	$-	$17,000
Net liabilites of discontinued operations		93,369
Converstion of 420,000 shares of Series 1 preferred stock to
to 440,000 shares of common stock		44

See accompanying notes to unaudited condensed consolidated financial statements.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007
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

On June 29, 2007 we changed our business model and sold a controlling interest in our Company to The Adamas Fund, LLLP (formerly, The Black Diamond Fund, LLLP), a Minnesota limited liability imited partnership (“Adamas”). The purpose of the sale of stock was to raise capital for use in conjunction with an acquisition strategy which allows us to develop our Company by acquiring assets with a history of operating revenues in markets that provide room for growth.

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

The nine months ended June 30, 2008 is the first nine months of operations of our business model and may not be indicative of future operating results.

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

(C) Revenue Recognition

The Company’s retail and wholesale products and services are sold primarily for cash. Revenue is recognized at the time the products or services are sold. Revenue is recognized when no right of return exists.

The Company also earns revenue for line traffic and sales promotion incentives from telephone wholesale suppliers during specific periods. Revenue is recognized when a statement of such line traffic activity and promotional incentives is received from the telephone wholesale supplier or can be reasonably estimated. Traffic incentives are generally earned each month, but received every two months; promotional incentives are generally earned every month, but received every four months.

(D) Accounts Receivable

Accounts receivable are for line traffic and promotion incentives from telephone wholesale suppliers and are based on the amount of line traffic and promotional sales activity during the specific period. The Company has not recorded an allowance against these receivables as the Company has only a limited operating history in this regard.

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

(G) Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, “Earnings per Share”. The assumed exercise of common stock equivalents was not utilized for the three and nine months ended June 30, 2008 and 2007, respectively, since the effect would be anti-dilutive. There were 166,009,051 and 7,500,000 common stock equivalents at June 30, 2008 and 2007, respectively.

(H) Going Concern

The Company’s consolidated financial statements for the nine months ended June 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

(J) Intangible Assets

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

(K) Deferred Financing Costs

Deferred financing costs consist of the unamortized portion of the value of the warrants given to Adamas at the time of the fourth amendment to the purchase agreement. See Note 5.

NOTE 3. PREFERRED STOCK

On June 29, 2007, we sold 7,500,000 shares of a newly designated Series B preferred stock to Adamas. The purpose of the sale of stock was to raise capital with which we could pursue an acquisition strategy whereby we can seek to acquire business assets with a history of operating revenues in markets that provide room for growth. The purchase agreement required us to buy back shares of the Series B preferred stock at the option of the holder through a series of monthly cash payments.

On September 28, 2007, the June 29, 2007 purchase agreement was amended to reduce the potential impact of Adamas’ right to require our Company to begin repurchasing the Series B preferred stock in August, 2008. In the Amended Purchase Agreement Adamas agreed to exchange the Series B preferred stock for a new Series C preferred stock. The Series C preferred stock provided for a) a liquidation price for the preferred shares of $.60 per share, b) the option to convert the Series C shares to common shares at the rate of 10 shares of common stock for each share of Series C preferred stock, and c) the mandatory redemption of any outstanding Series C preferred stock on October 1, 2012 at the liquidation price. In return, Adamas agreed to change the formula for the calculation of the cash to fund the Series C preferred stock buyback option. Under the new formula, the Company is obligated to offer to purchase Series C preferred shares at $1 per share from Adamas using 20% of the positive quarterly pre-tax net income as reported in our Form 10-KSB and 10-QSB filings starting with the calendar quarter ending September 30, 2008. Adamas must notify the Company during each quarter if it elects to exercise its option for that quarter only. Payments are due to Adamas within 10 days following the filing of the Company’s 10-QSB or 10-KSB.

Both the Series B and Series C preferred stock may cast 60 votes per share whereas a share of common stock has one vote per share on all matters requiring a vote of the shareholders. To illustrate the impact of this preference, at the annual stockholders meeting held on November 27, 2007, this preference allowed Adamas, as the then holder of all outstanding shares of Series C preferred stock, to have approximately 76% of the voting power on all matters on which a shareholder vote was taken.

On December 3, 2007, we sold 1,054,552 shares of our Series C preferred stock for $75,984 directly to The Melanie S. Altholtz Irrevocable Trust (“Altholtz Trust”) which is an investor in Adamas. The transaction mirrors the June 29, 2007 sale of stock to Adamas and includes the option for the buyer to require our Company to buy back the shares of the Series C Preferred stock at $1 per share starting in the third calendar quarter of 2008. The Company could be required to use 3% of the Company’s quarterly pre-tax net income as reported in the Company’s SEC filings for that purchase.

On December 17, 2007, we sold an additional 1,054,552 shares of our Series C preferred stock for $75,984 to Adamas. The transaction was structured as an amendment to the June 29, 2007 sale of stock to Adamas and includes the option for Adamas to require our Company to buy back the shares of the Series C preferred stock at $1 per share starting in the third calendar quarter of 2008. Under the December 17, 2007 amendment, the Company could be required to use 23% of the Company’s quarterly pre-tax net income as reported in the Company’s SEC filings for that purchase, which is an increase from 20% of the Company’s quarterly pre-tax net income set forth in the September 28, 2007 amendment to the purchase agreement.

The mandatory redemption feature provides that the Company will buy back any and all outstanding Series C preferred stock on October 1, 2012 at the liquidation price of $.60 per share. Should all the 9,609,044 shares of the Series C preferred stock be outstanding at October 1, 2012, our Company would have to pay $5,765,426 on that date to redeem all of the Series C preferred stock.

The issuance of the Series C preferred stock was accounted for as a liability in accordance with SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”. EITF D-98“Classification and Measurement of Redeemable Securities” requires that the difference between the carrying amount of the preferred stock and the mandatory redemption value be accreted over time in order that the carrying value of the preferred stock equal its mandatory redemption value at the mandatory redemption date. For the three and nine months ended June 30, 2008, $253,922 and $766,106 was accreted, respectively, to the carrying value of the preferred stock for this purpose.

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

The results of operations of the computer mouse and software business have been presented as discontinued operations for the three and nine months ended June 30, 2007.

NOTE 5. NOTE PAYABLE TO ADAMAS

On January 17, 2008, Adamas funded the first of several tranches of a total fully secured loan of $1,500,000 for use as working capital by the Company. The loan bears interest of 10% per annum. The loan requires monthly payments of interest only for the first 24 months then monthly payments of interest and principal based on a 20 year amortization for the next 36 months. Principal and interest are all due in payable on or before the 60th month anniversary of this secured loan. At June 30, 2008, Adamas had advanced all the funds under this secured loan.

On January 17, 2008 the Company and Adamas amended the original stock purchase agreement for a fourth time to further reduce and extend the amount of positive net income before tax that our Company may be required to use to purchase the Series C preferred stock beginning in the third calendar quarter of 2008. This reduction is based on a sliding scale which begins with 10% in 2008 and increases to 20%, 25%, and 30% in subsequent years. In return for this adjustment, the Company issued to Adamas 15,000,000 warrants to purchase the Company’s common stock at $.01 per share. The warrants have a life of 5 years. The fair value of the warrants on the date of grant was $111,310 computed using the Black-Scholes valuation model with a historical volatility rate of 162%, zero dividend payment, and a 5 year bond equivalent rate of 3.0% on the date of issue. The $111,310 fair value of the warrants on the date of grant is being amortized over the life of the underlying preferred stock which has a mandatory redemption date of October 1, 2012. During the three and nine months ended June 30, 2008, we amortized $5,910 and $10,840 respectively, to interest expense in this regard.

NOTE 6. SUBSEQUENT EVENTS

On July 9, 2008 the Company and Adamas amended for the fifth time (“Fifth Amendment”), the original share purchase agreement dated June 29, 2007 under which Adamas has purchased a total of 39,921,267 shares of common stock and a total of 8,554,552 shares of Series C preferred stock. The Fifth Amendment changes the minimum requirement for net income before income taxes above which Adamas can cause the Company to repurchase shares of Series C stock from Adamas per quarter at $1 per share from any positive net income before tax to $50,000 in net income before tax. The Fifth Amendment also gives the Company the right to call up to 50% of the number of shares of Series C preferred stock held by Adamas on July 9, 2008 at any time and from time to time for the designated liquidation price of the preferred stock which is $.60 per share.

On July 9, 2008 the Company and The Melanie S. Altholtz Irrevocable Trust (“Altholtz Trust”) amended the original stock purchase agreement of December 3, 2007 under which the Altholtz Trust purchased 4,921,267 shares of common stock and 1,054,522 shares of Series C preferred stock. This amendment changes the minimum requirement for net income before income taxes above which the Altholtz Trust can cause the Company to repurchase shares of Series C stock from the Altholtz Trust per quarter at $1 per share from any positive net income before tax to $50,000 in net income before tax. The amendment also gives the Company the right to call up to 50% of the number of shares of Series C preferred stock held by the Altholtz Trust on July 9, 2008 at any time and from time to time for the designated liquidation price of the preferred stock which is $.60 per share.

The entering into the above amendments by the parties was part of the conditions required by The Stealth Fund, LLLP (the “Stealth Fund”) and The Karyn M. Blaise Irrevocable Trust (“Blaise Trust”) to lend funds to the Company as follows.

On July 9, 2008 the Stealth Fund and the Blaise Trust each committed to loan the Company $300,000 pursuant to a $300,000 Convertible Note issued by the Company to each lender. Adam Altholtz is the Trustee of both the Blaise Trust and the Altholtz Trust which purchased common and preferred stock of the Company in December 2007. Wealth Strategy Partners is the general partner of both the Stealth Fund and Adamas, the latter of which holds a controlling voting interest in the Company. Adam Altholtz is the general partner of Wealth Strategy Partners. Adam Altholtz is the son of Dr. Harvey Altholtz who is a Director of the Company.

On June 27, 2008, the Company received an advance of $100,000 from the Blaise Trust pending the finalization of documentation for the loan which occurred on July 9, 2008. On July 11, 2008, the Company received $100,000 from The Stealth Fund under this arrangement. The Blaise Trust and The Stealth Fund each remain obligated to loan an additional $200,000 to the Company.

Each note matures on June 30, 2010, is unsecured, and provides that the outstanding principal balance of such note bears interest at 10% per year. The first three months of interest is deferred with the first payment of monthly interest due November 1, 2008. The Company has the right to prepay the note at any time without penalty. Each note is convertible into shares of the Company’s common stock at a conversion rate of $.007 per share, which rate is subject to adjustment for share splits and consolidations. The notes contain a provision (which may be waived upon 61 days prior written notice) that the outstanding principal amount of the notes may not be converted into shares to the extent that such conversion would result in the payee having beneficial ownership of the Company’s Common Stock of more than 4.99% (such beneficial ownership and percentage of beneficial ownership being determined in accordance with SEC Rule 13d-3). An event of default would occur under each note if the Company fails to make any payment required by the note within five days after written notice from the holder of the note, becomes insolvent, bankrupt, or in general fails to pay its bills on time, or violates a covenant in the note which remains uncured after 20 days notice.  After the occurrence of an event of default, the outstanding principal balance and all past due interest will bear interest at the rate of 18% until paid.

On July 9, 2008 Adamas signed the first addendum (“First Addendum”) to the Company’s Promissory Note dated January 15, 2008 to Adamas (the “Adamas Note”) which evidences a $1,500,000 loan to the Company made on that date. The Adamas Note has a term of five years. During the first two years of the term of the Adamas Note, the Company is obligated to pay only interest on a monthly basis. The First Addendum allows the Company to defer the interest otherwise due each month through the interest only period without penalty starting with the interest otherwise due in June, 2008.

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

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including: (i) Acquisition costs will be generally expensed as incurred; (ii) Non-controlling interests (formerly known as "minority interests") will be valued at fair value at the acquisition date; (iii) Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount determined under existing guidance for non-acquired contingencies; (iv) In process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; (v) Restructuring costs associated with a business combination generally will be expensed subsequent to the acquisition date; and (vi) Charges in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R also includes a substantial number of new disclosure requirements. The statement applies prospectively to business combinations occurring in fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS 141R to have an effect on its financial statements.

In May of 2008, the FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

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

OVERVIEW

On June 29, 2007 our Board of Directors determined that the implementation of our Company's business plan as it then existed was no longer financially feasible and accepted the offer of Adamas to purchase a controlling interest in our Company.

The proceeds of the financing by Adamas are being used to build a distribution network focused on stores providing telecommunications, ethnic entertainment, ethnic foods, financial services, and certain other products and services to ethnic immigrant worker communities in Italy.

On August 20, 2007 we acquired all the shares of capital stock of ICC Italy, which was incorporated in Italy in August, 2007 for this purpose.

In September 2007, through ICC-Italy, we purchased the furniture, fixtures, and inventory of two existing stores in Trescore and Calcinate in the Emilia-Romagna region of Northern Italy. In September, 2007, we also purchased the furniture, fixtures, and inventory of two additional stores in Ravenna also in the Emilia-Romagna region of Northern Italy including: (1) a phone center and internet café store and (2) a mobile phone store. No real estate leases, employment or vendor contracts or other obligations were assumed as part of these asset purchases. In December, 2007 we also entered into an agreement to operate a store in Rimini, Italy for Telecom Italia.

In June 2008, we opened a store in Lido Adriano bringing to five the number of telecommunications stores (internet services, telephone calling cabinets, cell phones, and phone cards) open and generating revenue. At the end of June, 2008, we had also completed most of the work to begin wholesale operations involving stores not owned or operated by the Company.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008.

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
US $ to Euro	Three Months Ended September 30, 2007	Three Months Ended December 31, 2007	Six Months Ended March 31, 2008	Nine Months Ended June 30, 2008
Ending Rate	1.4272	1.4729	1.5800	1.5799
Weighted Average Rate for the Period	1.3742	1.4485	1.4730	1.5030

As the Designer Appliances computer mouse and related software business was transferred and is being accounted for as discontinued operations, there were no revenues, cost of goods sold or gross profit from continuing operations to report for the three and nine months ended June 30, 2007. Thus, in the following discussion of revenues, cost of goods sold, and gross profit, comparison is made between the three months ended June 30, 2008 and the three months ended March 31, 2008. The discussion of general and administrative expenses and interest and financing costs comparison is made between the three and nine months ended June 30, 2008 and June 30, 2007.

Revenue

Revenues increased $43,787 or 11.7% to $417,255 for the three months ended June 30, 2008 from $373,468 for the three months ended March 31, 2008. This increase reflects the higher tempo of activity, the additional store in Lido Adriano and the start up of ICC Italy’s wholesale activities.

Cost of Goods Sold

Cost of goods sold decreased $39,605 or 11.4% to $309,114 for the three months ended June 30, 2008 from $348,719 for the three months ended March 31, 2008. The decrease reflects the continued shift to telecom related products as well as a program of better control and management of purchasing and inventory begun in March, 2008.

Gross Profit

Gross profit increased $83,392 to $108,141 for the three months ended June 30, 2008 from $24,729 for the three months ended March 31, 2008. The increase reflects the continued shift to telecom related products as well as a program of better control and management of purchasing and inventory begun in March, 2008.

General and Administrative Expenses

General and administrative expenses increased to $976,696 for the three months ended June 30, 2008 from $59,982 for the three months ended June 30, 2007. This increase reflects the active continuing operations at ICC Italy in the three months ended June 30, 2008 as compared to the lack of continuing operations in three months ended June 30, 2007 as the Company searched for additional capital eventually selling its prior business on June 29, 2007.

Included in the general and administrative expenses for the three months ended June 30, 2008 are $203,802 in expenses associated with the efforts of the prior management group of ICC Italy to acquire a company in the Republic of San Marino which is an independent enclave in Italy. The prior management group in ICC Italy began the acquisition process believing that there were certain tax advantages to operating a company in San Marino while doing business in Italy. Due to the new tax treaty between Italy and San Marino, those tax advantages are no longer as attractive. As a result, our Company concluded that there were no continuing advantages to the arrangement and abandoned the acquisition effort.

General and administrative expenses for ongoing operations for the three months ended June 30, 2008 included executive compensation of $105,525, professional fees of $53,893, rent of $53,387, payroll of $300,962, noncash charges for depreciation of $34,773 and for amortization of $114,946, as well as a loss on the re-measurement of non-monetary assets of $4,463. The Company incurred no consulting expenses in the three months ended June 30, 2008.

General and administrative expenses for ongoing operations for the three months ended June 30, 2007 included consulting expenses of $0, executive compensation of $29,588, stock-based compensation of $0, professional fees of $23,126, rent of $0, and non-cash charges for depreciation of $227.

General and administrative expenses increased to $2,801,986 for the nine months ended June 30, 2008 from $172,231 for the nine months ended June 30, 2007. This increase reflects the active continuing operations at ICC Italy in the nine months ended June 30, 2008 as compared to the lack of continuing operations in nine months ended June 30, 2007 as the Company searched for additional capital eventually selling its prior business on June 29, 2007.

General and administrative expenses for ongoing operations for the nine months ended June 30, 2008 included consulting expenses of $92,250, executive compensation of $185,748, professional fees of $185,941, rent of $194,720, payroll of $721,921, non-cash charges for depreciation of $104,011 and for amortization of $344,838 as well as a loss on the re-measurement of non-monetary assets of $59,910 and the write off of $203,802 in expenses incurred to date to acquire a company in the Republic of San Marino.

General and administrative expenses for ongoing operations for the nine months ended June 30, 2007 included consulting expenses of $0, executive compensation of $29,604, stock based compensation of $13,240, professional fees of $88,005, rent of $11,914, and non-cash charges for depreciation of $682.

Interest Expense and Financing Costs

Interest expense and financing costs decreased $7,137 or 10.8% to $58,547 for the three months ended June 30, 2008 from $65,684 for the three months ended June 30, 2007. The interest and financing costs for the three months ended June 30, 2008 represents $5,910 in amortized interest expense associated with the issuance of 15,000,000 warrants to Adamas as part of the consideration for loan obtained from Adamas on January 15, 2008, $33,667 paid and accrued interest on the note payable to Adamas as well as $2,302 in accrued interest on the note payable to the Nutmeg Group. The Company also recorded a non cash financing expense of $253,922 for accretion to the preferred stock for the period. See Note 3.

Interest expense and financing costs increased $26,061 or 39% to $92,967 for the nine months ended June 30, 2008 from $66,906 for the nine months ended June 30, 2007. The interest and financing costs include $10,840 in amortized interest expense associate with the issuance of 15,000,000 warrants to Adamas as part of the consideration for loan obtained from Adamas on January 15, 2008, $49,097 in paid and accrued interest on the note payable to Adamas, $6,523 in accrued interest expense on the note payable to the Nutmeg Group obtained in May, 2007, and $14,998 in capital lease interest expense. The Company also recorded a non cash financing expense of $761,766 for accretion to the preferred stock for the period. See Note 3.

The interest expense for the three and nine months ended June 30, 2007 represents primarily the costs of warrants and other short term borrowing costs incurred while the Company searched for additional capital. In May, 2007, the Company gave a note for $60,000 to the Nutmeg Group which was convertible into shares of common stock of the Company. The Company recorded the fair value of the derivative liability of $466,203 in recognition of the convertible provision of the note at that time.

Net Loss

Our Company recorded a net loss of $1,181,204 for the three months ended June 30, 2008 and a net loss of $3,492,978 for the nine months ended June 30, 2008.

Our Company recorded a net loss of $597,820 and $726,525 for the three and nine months ended June 30, 2007, respectively, of which $5,951 and $21,185, respectively, were the losses associated with the discontinued operations of the computer mouse business and $466,203 was the non cash charge for the derivative liability associated with the convertible note negotiated in May, 2007.

Liquidity and Cash Position

Operating Activities

For the nine months ended June 30, 2008, our Company used $2,906,157 in cash to fund operating activities. Cash required for the loss of $3,492,978 was partially offset by $1,221,456 in non-cash charges. Cash was also required to support the increase of $634,635 in net current assets including an increase of $7,783 in accounts receivable, an increase of $90,193 in inventory, an increase of $173,898 in deposits and prepaid expenses, and $578,016 to pay contracts due, all offset by an increase of $215,255 in accounts payable.

For the nine months ended June 30, 2007, our Company used $217,399 in cash to fund operating activities. Cash required for the loss of $726,525 was partially offset by $513,520 in non-cash charges. Cash was also required to support the increase of $4,394 in net current assets.

Investing Activities

For the nine months ended June 30, 2008, our Company used $118,785 in cash to purchase additional store equipment and fixtures. Our Company also received $39,500 in cash on the sale of assets related to the Calcinate store.

For the nine months ended June 30, 2007, our Company had no investment activity. $6,710 in cash was retained on the sale of a former subsidiary in June, 2007.

Financing Activities

For the nine months ended June 30, 2008 our Company received net cash of $2,054,279 from financing activities. We sold common and preferred stock for $500,000 and received $1,600,000 in loan proceeds. This was offset by $30,721 in payments on the capitalized lease and the $15,000 payoff of a short-term demand note.

For the nine months ended June 30, 2007 our Company received net cash of $215,000 in cash from financing activities from the proceeds from short-term notes.

We anticipate that our capital requirements, including capital needs for further asset acquisitions and increases in inventory levels, will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of our expansion. We believe that our current liquidity and resources will not provide sufficient liquidity to fund our operations for at least 12 months and the Company expects to seek additional future financing to fund our operations and expansion. The availability of such financing on terms acceptable to us or at all is not assured.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the Securities and Exchange Commission (the “SEC”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer, in consultation with our other members of management and advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting him in a timely fashion to all material information required to be included in our periodic filings with the SEC.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer of ICC Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of ICC Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Principal Financial Officer of ICC Worldwide, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICC WORLDWIDE, INC.

Date: August 19, 2008	By:	/s/ Scott K Anderson, Jr.
Scott K. Anderson, Jr.
Corporate Secretary and Chief Financial Officer