Form 10QSB/A
period 2007-12-31
ICC Worldwide, Inc.
filed 2008-09-17
CIK 1078724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

x	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

o	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

Forthe transition period from _____ to _____

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
Yes o No ox

Our Company had 200,120,434 shares of common stock outstanding as of February 1, 2008.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
Yes o No x

Statement Regarding This Amendment

On August 19, 2008 the management of ICC Worldwide, Inc. (the “Company”) determined that the Company’s previously issued financial statements for the quarters ended December 31, 2007 and March 31, 2008 should no longer be relied upon and should be restated. The Company is therefore filing this Form 10-QSB/A which includes restated interim financial statements as of and for the three months ended December 31, 2007 in order to correctly record part of the accretion related to the issuance of the Series C preferred stock in the financial statements in the 10-QSB report for the quarter ended December 31, 2007. The accretion adjustment was correctly recorded in the financial statements in the 10-QSB report for the three and nine months ended June 30, 2008.

The correction has resulted in an increase in additional paid in capital at December 31, 2007 and an increase in interest expense for the three months ended December 31, 2007.

The correction has no cash effect and does not affect the total assets, total liabilities, or the total equity of those respective periods.

On September 30, 2007, the holders of the Company’s Series B preferred stock exchanged their Series B preferred stock for a new Series C preferred stock of the Company which contained a mandatory redemption requirement on October1, 2012. In December 2008, the Company sold additional Series C preferred stock to two investors.

The issuance of the Series C preferred stock was accounted for as a liability in accordance with SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). EITF D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98) requires that the difference between the carrying amount of the preferred stock and the mandatory redemption value be accreted (i.e. increased) over time in order that the carrying value of the preferred stock equal its mandatory redemption value at the mandatory redemption date. Accordingly, for each of the three months ended December 31, 2007 $253,922 was properly accreted to the carrying value of the preferred stock in accordance with EITF D-98.

In the Company’s financial statements for the three months ended December 31, 2007 filed with the Company’s Quarterly Reports on Form 10-QSB for the three months ended December 31, 2007, the offset to the accretion to the preferred stock was charged to additional paid in capital. SFAS 150 requires the charge be made to interest expense for the appropriate period.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007
(UNAUDITED)

(Restated)
ASSETS

Current assets:
Cash	$331,788
Accounts receivable	8,633
Inventory	181,093
Deposits and other current assets	175,141
Total current assets	696,655

Furniture & fixtures	197,959
Office and store equipment	404,583
Less accumulated depreciation	(40,335)
Net fixed assets	562,207

Intangible and Other Assets	502,649

Total assets	$1,761,511

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$500,695
Accrued interest	14,064
Capitalized lease obligation - current portion	67,170
Liabilities on asset purchase contracts	147,290
Notes payable	112,001
Total current liabilities	841,220

Capitalized lease obligation - long term	127,072
Preferred stock, $.0001 par value, 30,000,000 shares authorized, 9,609,044 Series C shares issued and outstanding, mandatory redemption on October 1, 2012 at $.60 per share	940,904

Total liabilities	1,909,196

Stockholders' deficiency:
Common stock, $.0001 par value, 450,000,000 shares authorized, 200,120,434 shares issued and outstanding	20,013
Additional paid-in capital	7,649,664
Accumulated deficit	(7,823,637)
Other comprehensive income	6,275
Total stockholders' deficiency	(147,685)

Total liabilities and stockholders' deficiency	$1,761,511

See accompanying notes to unaudited condensed consolidated financial statements

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	Three months ended December 31,
	(Restated) 2007	2006
Revenue	$249,183	$-

Cost of goods sold	218,332	-

Gross profit	30,851	-

General and administrative expenses	774,541	78,260

Loss from continuing operations before other expense	(743,690)	(78,260)

Interest expense, net and financing cost	(5,496)	(715)

Accretion to preferred stock	(253,922)

Loss from continuing operations before provision for income taxes	(1,003,108)	(78,975)

Provision for income taxes	-	-

Loss from continuing operations	(1,003,108)	(78,975)

Loss from discontinued operations	-	(3,486)

Net loss	$(1,003,108)	$(82,461)

Net loss per common share, basic and diluted
Continuing operations	$(0.01)	$(0.00)
Discontinued operations	(0.00)	(0.00)
	$(0.01)	$(0.00)

Weighted average shares outstanding, basic and diluted	192,631,549	152,232,549

Comprehensive loss:
Net Loss	$(1,003,108)	$(82,461)
Foreign currency translation loss	(2,987)	(2,508)

Comprehensive loss	$(1,006,095)	$(84,969)

See accompanying notes to unaudited condensed consolidated financial statements

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	Three Months Ended December 31,
	(Restated) 2007	2006

Cash flows from operating activities:
Net loss	$(1,003,108)	$(82,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	150,630	7,574
Accretion to preferred stock	253,922	-
Common stock and warrants issued for financing costs	-	5,000
Deferred compensation	-	67,960
Changes in operating assets and liabilities:
(Increase) decrease in
Accounts receivable	(7,563)	(64,086)
Inventory	(148,196)	4,885
Prepaid expenses	(48,789)	-
Deposits and other current assets	(167,128)	-
Increase (decrease) in
Contracts payable	(430,726)	(27,486)
Accounts payable and accrued expenses	273,357	71,475

Net cash used in operating activities	(1,127,601)	(17,139)

Cash flows from investing activities:
Purchase of property and equipment	(43,091)	-

Net cash used in investing activities	(43,091)	-

Cash flows from financing activities:
Proceeds from issuance of notes	-	15,000
Proceeds from issuance of preferred stock	151,968	-
Proceeds from issuance of common stock	348,032	-
Payments on capitalized lease obligation	(9,482)
Payments on notes payable	(15,000)	-
Repayments of advances received from stockholder	-	(3,000)

Net cash provided by financing activities	475,518	12,000

Effect of exchange rate changes on cash	(2,987)	(5,994)

Net decrease in cash	(698,161)	(11,133)
Cash, beginning of period	1,029,949	25,813
Cash, end of period	$331,788	$14,680

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

(I) Stock Options and Warrants

On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123(R), “ Accounting for Stock-Based Compensation” , (“FAS 123R”) to account for compensation costs when the Company exchanges equity for goods or services. Under FAS 123R the cost of the services received is measured on the grant-date fair value of the equity award and amortized over the vesting period of the award.

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

The issuance of the Series C preferred stock was accounted for as a liability in accordance with SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”. EITF D-98 “Classification and Measurement of Redeemable Securities” requires that the difference between the carrying amount of the preferred stock and the mandatory redemption value be accreted over time in order that the carrying value of the preferred stock equal its mandatory redemption value at the mandatory redemption date. For the three month period ended December 31, 2007, $253,922 was accreted to the carrying value of the preferred stock for this purpose and recorded as interest expense.

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

NOTE 6. SUBSEQUENT EVENTS

On January 17, 2008, Black Diamond funded the first of three tranches of $500,000 of a total fully secured loan of $1,500,000 for use as working capital by the Company. The loan bears interest of 10% per annum. The loan requires monthly payments of interest only for the first 24 months then monthly payments of interest and principal based on a 20 year amortization for the next 36 months. Principal and interest are all due in payable on or before the 60 th month anniversary of the Note.

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

On August 19, 2008 the management of our Company determined that the Company’s previously issued financial statements for the quarter ended December 31, 2007 should no longer be relied upon and should be restated. The Company filed a Form 10-QSB/A which included restated interim financial statements as of and for the three months ended December 31, 2007 in order to correctly record part of the accretion related to the issuance of the Series C preferred stock in the financial statements in the 10-QSB report for the quarter ended December 31, 2007. The correction resulted in an increase in additional paid in capital at December 31, 2007 and an increase in interest expense for the three months ended December 31, 2007. The correction had no cash effect and does not affect the total assets, total liabilities, or the total equity of that period as originally reported.

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

In September 2006, the FASB issued SFAS No.157, “ Fair  Value Measurements .” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No.157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any; the adoption of this statement will have on the financial statements.

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

In a Current Report on Form 8-K filed by the Company on August 25, 2008, the Company reported that it had concluded that it incorrectly recorded part of the accretion related to the issuance of the Series C preferred stock in the financial statements in the Quarterly Report on Form 10-QSB report for the quarter ended December 31, 2007.

The correction made herein has resulted in an increase in additional paid in capital at December 31, 2007 and an increase in interest expense for the three months ended December 31, 2007.

The correction has no cash effect and does not affect the total assets, total liabilities, or the total equity as previously reported for the period.

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

In addition, for the three months ended December 31, 2007, our Company recognized $253,922 in non-cash accretion expense to the preferred stock (see Note 4 of the Notes to the Consolidated Financial Statements).

Net Loss

Our Company recorded a net loss of $1,003,108 for the three months ended December 31, 2007 and a net loss of $82,461 for the three months ended December 31, 2006, of which $3,486 was the loss associated with the discontinued operations of the computer mouse business.

Liquidity and Cash Position

Operating Activities

For the three months ended December 31, 2007, our Company used $1,127,601 in cash to fund operating activities. Cash required for the loss of $1,003,108 was partially offset by $404,552 in non-cash charges. Cash was also required to support the increase of $529,045 in net current assets to support the increase in store activity: $148,196 increase in inventory; $48,789 increase in prepaid expense, and a $167,128 increase in deposits and other current assets.

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

ICC WORLDWIDE, INC.

Date: September 16, 2008	By:	/s/ Scott K Anderson, Jr.
Scott K Anderson, Jr. Corporate Secretary