Form 10QSB/A
period 2008-03-31
ICC Worldwide, Inc.
filed 2008-09-17
CIK 1078724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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
Yes ☐ No ☒

Statement Regarding This Amendment

On August 19, 2008 the management of ICC Worldwide, Inc. (the “Company”) determined that the Company’s previously issued financial statements for the quarters ended December 31, 2007 and March 31, 2008 should no longer be relied upon and should be restated. The Company is therefore filing this Form 10-QSB/A which includes restated interim financial statements as of and for the three and six months ended March 31, 2008 in order to correctly record part of the accretion related to the issuance of the Series C preferred stock in the financial statements in the Form 10-QSB report for the quarter ended March 31, 2008. The accretion adjustment was correctly recorded in the financial statements in the Form 10-QSB report for the three and nine months ended June 30, 2008.

The correction has resulted in an increase in additional paid in capital at March 31, 2008 and an increase in interest expense for the three months and six months ended March 31, 2008.

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

The issuance of the Series C preferred stock was accounted for as a liability in accordance with SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). EITF D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98) requires that the difference between the carrying amount of the preferred stock and the mandatory redemption value be accreted (i.e. increased) over time in order that the carrying value of the preferred stock equal its mandatory redemption value at the mandatory redemption date. Accordingly, for the three months and six months ended March 31, 2008 $253,922 and $507,844, respectively, were properly accreted to the carrying value of the preferred stock in accordance with EITF D-98.

In the Company’s financial statements for the three months and six months ended March 31, 2008 filed with the Company’s Quarterly Reports on Form 10-QSB for the three months and six months ended March 31, 2008, the offset to the accretion to the preferred stock was charged to additional paid in capital. SFAS 150 requires the charge be made to interest expense for the appropriate period.

INDEX

PART 1 - FINANCIAL INFORMATION

Item 1: Financial Statements	3

Condensed consolidated balance sheet as of March 31, 2008 (unaudited)	3

Condensed consolidated statements of operations and other comprehensive loss for the three months and six months ended March 31, 2008 and 2007 (unaudited)	4

Condensed consolidated statements of cash flows for the six months ended March 31, 2008 and 2007 (unaudited)	5

Notes to condensed consolidated financial statements as of March 31, 2008 and 2007 (unaudited)	6

Item 2. Management's Discussion and Analysis or Plan of Operation	11

Item 3. Controls and Procedures	15

PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	16

Signatures	16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2008
(UNAUDITED)

(Restated)
ASSETS

Current assets:
Cash	$144,426
Note Receivable	31,600
Inventory	137,567
Deposits and other current assets	281,658
Total current assets	595,251

Furniture & fixtures	202,466
Office and store equipment	371,074
Less accumulated depreciation	(76,907)
Net fixed assets	496,633

Intangible assets - net	329,670
Deferred financing costs - net	106,380
Other assets	37,624

Total assets	$1,565,558

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$439,879
Accrued interest	20,229
Capitalized lease obligation - current portion	73,417
Notes payable	112,001
Total current liabilities	645,526

Capitalized lease obligation - long term	117,440
Preferred stock, $.0001 par value, 30,000,000 shares authorized, 9,609,044 Series C issued and outstanding, includes of accretion of $512,184, mandatory redemption on October 1, 2012 at $.60 per share	1,194,826
Note Payable	950,000

Total liabilities	2,907,792

Stockholders' deficit:
Common stock, $.0001 par value, 450,000,000 shares authorized, 200,120,434 shares issued and outstanding	20,013
Additional paid-in capital	7,760,974
Accumulated deficit	(9,123,221)
Total stockholders' deficit	(1,342,234)

Total liabilities and stockholders' deficit	$1,565,558

See accompanying notes to unaudited condensed consolidated financial statements

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE LOSS
FOR THE THREE MONTH AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	(Restated) 2008	2007	(Restated) 2008	2007

Revenue	$373,468	$-	$622,651	$-

Cost of goods sold	348,719	-	567,051	-

Gross profit	24,749	-	55,600	-

General and administrative expenses	1,050,749	27,989	1,825,290	106,249

Loss from continuing operations before other expense	(1,026,000)	(27,989)	(1,769,690)	(106,249)

Interest expense, net and financing cost	(28,924)	(507)	(34,420)	(1,222)

Accretion to preferred stock	(253,922)		(507,844)

Loss from continuing operations before provision for income taxes	(1,308,846)	(28,496)	(2,311,954)	(107,471)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(1,308,846)	(28,496)	(2,311,954)	(107,471)

Loss from discontinued operations	-	(17,747)	-	(21,233)

Net loss	$(1,308,846)	$(46,243)	$(2,311,954)	$(128,704)

Net loss per common share, basic and diluted
Continuing operations	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Discontinued operations	-	(0.00)	-	(0.00)
	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding, basic and diluted	200,120,434	153,257,900	196,355,530	164,035,050

Comprehensive loss:
Net loss	$(1,308,846)	$(46,243)	$(2,311,954)	$(128,704)
Foreign currency translation loss	-	(235)	-	(2,743)

Comprehensive loss	$(1,308,846)	$(46,478)	$(2,311,954)	$(131,447)

See accompanying notes to unaudited condensed consolidated financial statements.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Six Months Ended March 31,
	(Restated) 2008	2007

Cash flows from operating activities:
Net loss	$(2,311,954)	$(128,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	304,060	13,828
Accretion to preferred stock	507,144	-
Common stock and warrants issued for services	-	5,000
Deferred compensation	-	67,960
Changes in operating assets and liabilities:
(Increase) decrease in
Accounts receivable	1,070	(1,750)
Inventory	(104,670)	(6,109)
Prepaid expenses	(58,941)	(5,119)
Deposits and other current assets	(241,426)	3,295
Increase (decrease) in
Customer advances	-	(25,887)
Contracts payable	(578,016)	-
Accounts payable and accrued expenses	218,705	62,495

Net cash used in operating activities	(2,263,328)	(14,991)

Cash flows from investing activities:
Sale of property and equipment	7,900	-
Purchase of property and equipment	(36,804)	-

Net cash used in investing activities	(28,904)	-

Cash flows from financing activities:
Proceeds from issuance of notes	950,000	15,000
Proceeds from issuance of preferred stock	151,828	-
Proceeds from issuance of common stock	348,172	-
Payments on capitalized lease obligation	(12,867)	-
Payments on notes payable	(15,000)	-
Advances received from stockholder	-	2,000

Net cash provided by financing activities	1,422,133	17,000

Effect of exchange rate changes on cash	(15,424)	(6,229)

Net decrease in cash	(885,523)	(4,220)
Cash, beginning of period	1,029,949	25,813
Cash, end of period	$144,426	$21,593

Non-Cash Financial Information:
Deferred financing costs	$106,380

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

(E) Foreign Currency Translation

Assets and liabilities of our Company’s foreign subsidiary have been re-measured in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 52 “ Foreign Currency Translation” . The re-measurement process requires the use of historical exchange rates between the foreign currency and the US dollar currency in the presentation of the financial statements of certain non-monetary accounts. All exchange gains and losses from re-measurement of the non-monetary assets are included in the income statement for the appropriate period.

(F) Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, “ Earnings per Share” . The assumed exercise of common stock equivalents was not utilized for the three and six months ended March 31, 2008 and 2007, respectively, since the effect would be anti-dilutive. There were 163,797,612 and 7,500,000 common stock equivalents at March 31, 2008 and 2007, respectively.

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

The issuance of the Series C preferred stock was accounted for as a liability in accordance with SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity” . EITF D-98 “Classification and Measurement of Redeemable Securities” requires that the difference between the carrying amount of the preferred stock and the mandatory redemption value be accreted over time in order that the carrying value of the preferred stock equal its mandatory redemption value at the mandatory redemption date. For the three and six months ended March 31, 2008, $253,922 and $ 507,844 was accreted, respectively, to the carrying value of the preferred stock for this purpose and recorded as interest expense.

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

On August 19, 2008 the management of our Company determined that the Company’s previously issued financial statements for the quarter ended March 31, 2008 should no longer be relied upon and should be restated. The Company filed a Form 10-QSB/A which included restated interim financial statements as of and for the three months and six months ended March 31, 2008 in order to correctly record part of the accretion related to the issuance of the Series C preferred stock in the financial statements in the 10-QSB report for the three and six months ended March 31, 2008. The correction resulted in an increase in additional paid in capital at March 31, 2008 and an increase in interest expense for the three months and six months ended March 31, 2008. The correction had no cash effect and does not affect the total assets, total liabilities, or the total equity of those respective periods as originally reported.

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

In a Form-8K filed by the Company on August 25, 2008, the Company reported that it had concluded that it incorrectly recorded part of the accretion related to the issuance of the Series C preferred stock in the financial statements in the Form 10-QSB report for the three and six months ended March 31, 2008.

The correction resulted in an increase in additional paid in capital at March 31, 2008 and an increase in interest expense for the three months and six months ended March 31, 2008.

The correction had no cash effect and did not affect the total assets, total liabilities, or the total equity as previously reported for the period.

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

In addition, for the three and six months ended March 31, 2008, our Company recognized $253,922 and $507,844 respectively, in non-cash accretion expense to the preferred stock (See Note 3 of the Notes to the Consolidated Financial Statements).

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

Net Loss

Our Company recorded a net loss of $1,308,846 for the three months ended March 31, 2008 and a net loss of $2,311,954 for the six months ended March 31, 2008.

Our Company recorded a net loss of $46,243 and $128,704 for the three and six months ended March 31, 2007, respectively, of which $17,747 and $21,233, respectively, were the losses associated with the discontinued operations of the computer mouse business.

Liquidity and Cash Position

Operating Activities

For the six months ended March 31, 2008, our Company used $2,263,328 in cash to fund operating activities. Cash required for the loss of $2,311,954 was partially offset by $811,904 in non-cash charges. Cash was also required to support the increase of $763,278 in net current assets including an increase of $104,670 in inventory, an increase of $300,367 in deposits and prepaid expense, and $578,016 to pay contracts due all offset by an increase of $218,705 in accounts payable.

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

ICC WORLDWIDE, INC.

Date: September 16, 2008	By:	/s/ Scott K Anderson, Jr
Scott K Anderson, Jr.
Corporate Secretary