Form 10KSB
period 2008-09-30
ICC Worldwide, Inc.
filed 2009-01-13
CIK 1078724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended September 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 000-25417

ICC Worldwide, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	11-3571993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Identification No.)

3334 E. Coast Hwy #424, Corona Del Mar, CA	92625
(Address of principal executive offices)	(Zip Code)

(949) 200-7569
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $0.0001 per share
(Title of Class)

Indicate by check market if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act Yes ☒ No ☐.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenue for its most recent fiscal year: $255,600.

The aggregate market value of the Company’s shares of voting and non-voting stock held by non-affiliates of the Company at January 9, 2009 was $210,800. Such value was computed by reference to the price of the Company’s shares of common stock of $0.0015 per share on that date. The Company’s shares of common stock are quoted in the Pink Sheets under the symbol “ICCW.” No active trading market for the Company’s common stock has developed and management believes that the bid and asked prices of the shares may not accurately reflect the value of the Company. For purposes of the computation we consider all directors and holders of 10% or more of our common stock to be affiliates. Therefore, the number of shares of our common stock held by non-affiliates as of January 9, 2009 was 140,502,778.

The number of shares outstanding of the issuer’s common equity as of January 8, 2009 was 180,424,045.

Documents incorporated by reference:
None

Transitional Small Business Disclosure Format:       ☐ Yes ☒ No

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this form 10-KSB. Certain statements made in this discussion are "forward-looking statements"  Forward-looking statements can be identified by terminology such as "may", "will", "should", "expects", "intends", "anticipates", "believes", "estimates", "predicts", or "continue" or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding: the Company's intended business plans; expectations as to continuing in business; and belief as to the sufficiency of cash reserves. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors include, but are not limited to, the Company's inability to continue operations; the Company's inability to obtain necessary financing; the effect of a going concern statement by the Company's auditors; the competitive environment generally and in the Company's specific market areas; changes in technology; the availability of and the terms of financing; inflation; changes in costs and availability of goods and services; economic conditions in general and in the Company's specific market areas; demographic changes; changes in federal, state, provincial, and/or local government law and regulations affecting the technology; changes in operating strategy or development plans; and the ability to attract and retain qualified personnel experienced in retail operations. Although the Company believes that expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any forward-looking statements after the date of this report to conform such statements to actual results.

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

Unless the context otherwise requires, the terms, “Company,” “we,” “us,” and “our” as used throughout this Annual Report refer to ICC Worldwide, Inc., a Delaware corporation, and our wholly-owned subsidiary, ICC Italy, Srl., our Italian company.

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

On June 29, 2007, we sold 7,500,000 shares of a newly designated Series B preferred stock and 35,000,000 shares of our common stock to The Adamas Fund, LLLP (formerly The Black Diamond Fund, LLLP), a Minnesota Limited Liability Limited Partnership (“Adamas”), for $1,778,000. The purpose of the sale of stock was to raise capital for use in conjunction with an acquisition strategy which allows us to develop our Company by acquiring businesses with a history of operating revenues in markets that provide room for growth.

As a result of our investigations, we have focused on a strategy which offers certain goods and services to the ethnic immigrant worker communities in Italy.  These goods and services include products in the broad areas of:  (1) telecommunications, (2) entertainment, (3) ethnic food products, and (4) financial services.  They are delivered by our Company on a wholesale basis through a large, well established network of independently-owned retail stores throughout Italy.  In addition to the wholesale business activities, the Company also operates a small number of its own retail stores in Italy which serve customers in this market.  In September, 2007, utilizing ICC Italy, Srl., (“ICC Italy”) a wholly-owned subsidiary incorporated in Italy, we began acquiring assets and opening stores in several of the provinces in Northern Italy.

We continued to refine this immigrant community focused strategy throughout the fiscal year ended September 30, 2008 and beyond.  In March 2008, we eliminated the ethic food products and entertainment components of our business in order to focus on telecommunications aspects of the market.

On October 31, 2008, we sold the retail store component of the business for $249,700 to focus exclusively on the wholesale telecommunications aspects of the market.

Our major wholesale products include VoIP (Voice over the Internet Protocol) services to retail telephone call shop operators, international calling cards, and cell phone recharge cards.  The common characteristic of the wholesale products is that they are prepaid by the wholesale account, require little physical inventory investment, and are deliverable by ICC Italy to the call shops through the Internet.  This business model is highly scalable and makes possible the expansion of the business beyond Italy into all of Europe on an extremely cost effective basis.

Business Rational

Of Italy’s 60 million inhabitants, the immigrant worker population is 3.5 million.  Throughout Western Europe, native populations are rapidly aging and new births are declining.  Italy’s native population growth rate is now zero and will soon turn negative.  By contrast, the population of immigrant foreign workers in Italy is growing rapidly.  And unlike the U.S., most Italian immigrant workers are legal residents in the country and possess measurable disposable income which is available to spend on ICC’s products & services.  This labor force has become critical to the health of Italy’s economy.

The initial plan for ICC Italy’s distribution was to develop a small network of company-owned “anchor” stores.  In franchise-like fashion, each anchor store was owned by ICC Italy, but operated and managed by a local ethnic-community businessman, already well established in his respective community.

As we gained experience with the local operations we found that the telecommunications aspect of the ethnic-community was both broad and underserved.  We thus refined our business model to focus solely on that niche.  By delivering our services through the Internet, we found we did not need the company owned retail store component. Therefore, as stated above, we sold the retail stores.

The focus of ICC Italy’s operations in Italy is to build a wholesale telecommunication business serving ethnic call centers and other local ethnic telecommunication communications needs including international calling cards and cell phone recharge services.

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

The immigrant population is 70% male, virtually all of which are active in the workforce.  Of the females (30%), roughly one half are employed as well.  Most of the immigrant workers send 20-30 percent of their earnings home.  And in contrast to the U.S. immigrant worker population, the majority of Italian immigrant workers have legal status, pay taxes, and are long term, essentially permanent residents.

Immigrant Worker Earnings

Individual monthly earnings typically range in the $1,800-$3,000 after taxes.  The mandated Italian minimum wage is approximately $1,800 per month after taxes.

For the typical immigrant worker this sum provides considerable discretionary income.  Many of the individuals live together in clustered housing (3-4 men in a small apartment).  In some cases room and board is provided by the employer.  Per-person rent and food necessities generally aggregate to less than $750 per month.  Healthcare is provided by the Italian government.  And these groups live and work in close knit communities where they can share automobiles and other necessities.  Consequently, their living costs are nominal and they have reasonable amounts of disposable income. They also tend to operate on a cash basis with very little use of regular bank accounts or credit cards.

A material portion of this income is sent home.  However, the balance is available to spend on communication with families, entertainment, clothing, liquor and other discretionary incidentals.

Italian Stores

In Italy, there are few large chain retail stores.  Retail shops are typically owned and operated by families.  Italian labor laws and local ordinances tend to perpetuate this model.  Consequently, very few U.S. style “big box” stores (i.e. Wal-Mart, Costco, etc.) exist in Italy.  Normal retail business practices such as advertising, inventory control, in-store merchandising techniques, cash management, and sales analysis are limited.  The owner/operator and one or two members of his family are the business’ “employees.”

The ethnic workers shop in small neighborhood stores which are operated by other immigrants.  Not surprisingly, Indians shop at local stores operated by Indians; Pakistanis, Moroccans (and others) do the same.  In the immigrant areas it is therefore not unusual to see several phone center stores (each serving a separate ethnic group) on a single block.  In addition to communication services and products, these local stores sell an offering of ethnic-oriented clothes, books/magazines, CDs (music and video), beer & liquor, and certain types of ethnic food.

Few immigrants have telephones in their residences.  Many utilize prepaid mobile telephones; but these are expensive and traditionally have not been suitable for international calls.  A well established Italian network of roughly 2,500 local telephone center stores serve the communication needs of this immigrant community

Typically, a telephone center store will have 4-8 phone booth-type “cabinets” and cater to the individual neighborhood’s ethnic population of immigrant workers.  Nearly all the telephone stores use a simple system which monitors/displays the number called, the duration of the call, and the charges.  These systems also employ a least-cost routing scheme.  However, they are typically conventional analog-based telephones and not the cheaper to operate and more flexible digital based telephone systems.

Competition

The wholesale segment of the VoIP industry remains highly fragmented with almost no companies with any brand loyalty or significant national presence. Individual client stores may be sold directly but it is also common that individual client stores in a local community will aggregate under a reseller who represents all the stores to a particular wholesaler.  To be successful, we must be able to offer on-going quality telecommunication services with a margin that will be more attractive to the client stores and resellers than the current arrangement with the local telephone company or other service providers.

Government Regulation

We believe that we are in compliance in all material respects with all such laws and regulations and have obtained all material licenses that are required for the operation of our business. We are not aware of any environmental regulations that have or that we believe will have a material adverse effect on our operations.

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

Employees

As of September 30, 2008 our Company had two officers in the U.S. plus one officer and 10 full-time and one part-time employee in our retail operations in Italy.  None of our employees were represented by a labor union and our relations with our employees were good.

As of November 1, 2008, following the sale of the retail stores in October, 2008, we have two officers in the U.S. and one officer, one fulltime, and three part-time employees in the wholesale operation in Italy.

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

RISKS RELATED TO OUR OPERATIONS

The Company does not have an installed base of telecommunications users on which to base the wholesale operation

The success of the wholesale operation depends directly on the number of stores using ICC Italy’s services.  Each prospective client store must be contacted individually to install a router for the VoIP services.

We will target our operations toward ethnic immigrant communities

We are seeking to attract minorities in specific areas.  This involves hiring employees and subcontractors who are sensitive toward various ethnic preferences as to calling destination and pricing preferences.

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

We will likely need to raise additional capital in the future to fund the continued growth and expansion of our business. We may also require additional capital to respond to competitive pressures, and to acquire necessary technologies. We do not know if we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our business or otherwise respond to competitive pressures would be significantly impaired. In such a case, our stock price would likely be materially and adversely impacted.

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

The success of our business to date has been, and our continuing success will depend, to a large degree on the continued services of our executive officers, especially our Chief Executive Officer, Richard Lauer, and Paul Gheorghiu, President of European Operations, and other key personnel, particularly in Italy. If we lose the services of any of these integral personnel and fail to manage a smooth transition to new personnel, our business would suffer. We do not carry key person life insurance on our executive officers at this point.

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

RISKS RELATED TO OUR INDUSTRY

We face the risk of fluctuations in the cost, availability and quality of the underlying Internet service providers all of which could have an adverse effect on our profitability.

As a technology based firm, we are directly subject to technical issues and the problems of the Internet and telecommunications industry including upstream and downstream equipment failures, local and national government regulations and restrictions, and changing and emerging technology issues.  Our services are also predicated on the widespread availability of high speed, high capacity broadband Internet services.

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

The Company has timely filed all its reports and intends to apply for listing on the OTCBB for relisting in early 2009.

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

Adamas possesses significant influence over the election of the Board of Directors and to the approval of significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. The interests of these principal shareholders may differ from the interests of our other shareholders.

We have failed to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

Our internal controls over financial reporting have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting identified weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC.  Accordingly, we believe that the management assessment requirement will first apply to this annual report for our fiscal year ending September 30, 2008 and the attestation requirement by our independent registered public accountants will first apply to our fiscal year ending September 30, 2009. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

The table in Item 11 of this report shows the amount of stock owned by Adamas and others all of which may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations.

 In general, pursuant to Rule 144, a stockholder who is not an affiliate of the Company and has satisfied a six month holding period may sell all of such stock without limitations. Stockholders who are affiliates of our Company , under certain circumstances, may sell within any three-month period a number of shares of common stock which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale.  Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

Due to put redemption options related to the Series C preferred stock, we may not be able to reinvest a significant portion of our cash in our business.

As part of the various amendments to the original June 29, 2007 stock purchase agreement under which Adamas purchased a total of 39,921,267 shares of common stock and a total of 8,554,552 shares of Series C preferred stock, the Company is required to set aside to redeem the outstanding shares of Series C preferred stock at $1 per preferred stock share, 10% of its positive net income before income taxes above $50,000 in the third and fourth calendar quarters of 2008 and the first and second calendar quarters of 2009. The percentage of positive net income before income taxes above $50,000 that is required to be set aside increases to 20%, 25%, and 30% for the third and fourth calendar quarters of 2009 and the first and second calendar quarters of 2010; the third and fourth calendar quarters of 2010 and the first and second calendar quarters of 2011; and the third and fourth calendar quarters of 2011 and the first and second calendar quarters of 2012, respectively.  Adamas must notify the Company during each quarter if it elects to exercise its option for that quarter only.  Payments are due to Adamas within 10 days following the filing of the Company’s 10-QSB or 10-KSB.

As part of the various amendments to the original December 3, 2007 stock purchase agreement under which the Company sold 4,921,267 shares of its common stock and 1,054,552 shares of its Series C preferred stock to The Melanie S. Altholtz Irrevocable Trust (the “Trust”), the Company gave  Adamas the option to require the Company to purchase the Series C preferred stock on a quarterly basis starting in the third calendar quarter of 2008 using 3% of the Company’s positive net income before tax exceeding $50,000 as reported in the Company’s quarterly and annual SEC filings. The Trust must notify the Company during each quarter if it elects to exercise its option for that quarter only.  Payments are due to the trust within 10 days following the filing of the Company’s 10-QSB or 10-KSB.

ITEM 2.  DESCRIPTION OF PROPERTIES

As of September 30, 2008, we had four retail stores and a corporate office for ICC Italy.  The store’s ranged in size from 461 to 1,536 square feet with rents ranging from $2,025 to $2,100 per month.  The leases were to expire in 2010 to 2013.  All leases have a 6 year renewal option. Our 2,765 square foot headquarters in Mantova, Italy, rents for approximately $5,500 per month.

On October 31, 2008 following the end of the fiscal year on September 30, 2008, the Company sold all its retail stores and relocated the corporate office in Mantova to a 819 square foot office apartment, which rents for $1,125 per month on a month to month basis.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was authorized to trade on December 23, 2000 on the over-the-counter market with quotations available on the OTCBB under the symbol "TRBY."  Trading began on January 3, 2001.  On November 29, 2007, trading in our stock was transferred from the OTCBB to the Pink Sheets by virtue of the Company’s being late on its filings with the SEC three times in the most recent 24 months. Our stock symbol was changed to “ICCW” on January 4, 2008 reflecting our new name.

The following table sets forth the range of high and low bid quotations of our common stock for the periods indicated. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions, and may not represent actual transactions.

Year ended September 30, 2008:

	Low	High
First Quarter	$0.001	$0.016
Second Quarter	$0.001	$0.008
Third Quarter	$0.001	$0.010
Fourth Quarter	$0.002	$0.007

Nine months ended September 30, 2007:

	Low	High
First Quarter	$0.007	$0.010
Second Quarter	$0.006	$0.020
Third Quarter	$0.008	$0.018

Security Holders

At September 30, 2008, there were 200,120,434 shares of our common stock outstanding, which were held of record by 407 stockholders not including persons or entities that hold the stock in nominee or "street" name through various brokerage firms.

Dividends

The payment of dividends, if any, is within the discretion of the Company’s Board of Directors. The Company presently intends to retain all earnings, if any, for use in its business operations and accordingly, the Board of Directors does not anticipate declaring any dividends in the near future.  Dividends, if any, will be contingent upon the Company’s revenues and earnings, capital requirements and financial condition.

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

 Not applicable.

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

OVERVIEW

On June 29, 2007, our Board of Directors determined that the implementation of our Company's business plan as it then existed was no longer financially feasible and accepted the offer of Adamas to purchase 7,500,000 shares of a new series of our preferred stock to be designated as Series B preferred stock, and 35,000,000 shares of our common stock for $1,778,000. The Series B preferred stock was subsequently exchanged for the Series C preferred stock as part of a negotiation to restructure the option held by Adamas.

The proceeds of the financing by Adamas were used to pursue an acquisition strategy, whereby we sought to acquire attractive businesses with a history of operating revenues in markets that provide room for growth.  To this end, the Company began exploring the development of a business strategy where the Company could provide telecommunications, entertainment, food products, financial, and certain other products and services to the ethnic emigrant worker communities in Italy.

As a result of our investigations, we focused on a strategy which offers certain goods and services to the ethnic immigrant worker communities in Italy.  These goods and services include products in the broad areas of:  (1) telecommunications, (2) entertainment, (3) ethnic food products, and (4) financial services.  They would be delivered by our Company on a wholesale basis through a large, well established network of independently-owned retail stores throughout Italy.  In addition to the wholesale business activities, the Company also would operate a small number of its own retail stores in Italy which serve customers in this market.  In September, 2007, utilizing ICC Italy, Srl., (“ICC Italy”) a wholly-owned subsidiary incorporated in Italy, we began acquiring assets and opening stores in several of the provinces in Northern Italy.

We continued to refine this immigrant community focused strategy throughout the fiscal year ended September 30, 2008 and beyond.  In March 2008, we eliminated the ethic food products and entertainment components of our business in order to focus on telecommunications aspects of the market.

On October 31, 2008, we sold the retail store component of the business for $249,700 to focus exclusively on the wholesale telecommunications aspects of the market.

Our major wholesale products include VoIP (Voice over the Internet Protocol) services to retail telephone call shop operators, international calling cards, and cell phone recharge cards.  The common characteristic of these wholesale products is that they are prepaid by the wholesale account, they require little physical inventory investment, and they are deliverable by ICC to the call shops through the Internet.  This business model is highly scalable and makes possible the expansion of the business beyond Italy into all of Europe on an extremely cost-effective basis.

RESULTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND NINE MONTHS ENDED SEPTEMBER 30, 2007

Comparing the results of operations for the year ended September 30, 2008 and the nine months ended September 30, 2007 may not be meaningful as our Company has changed its business model substantially.  Through June 29, 2007, the business model of our Company was the sale of a uniquely designed computer mouse and related software.  The results of operations of our computer mouse and software business have been presented as discontinued operations in the financial statements in this Form 10-KSB for the nine months ended September 30, 2007.

On June 29, 2007, Adamas purchased controlling voting interest in our Company and started the search for a new business model which was centered around building a distribution network focused on stores providing telecommunications, entertainment, basic foods, financial services, and certain other products and services to ethnic immigrant worker communities in Italy.

Revenues in Italy began in late September, 2007 with the opening of three stores in Trescore, Calcinate, and Ravenna, Italy, respectively.

In November 2007, the Company changed its fiscal year from December 31st to September 30th with fiscal year 2007 ending on September 30, 2007.  As a result, the financial results presented in this Form 10-KSB are for the year ended September 30, 2008 and are compared to the nine months ended September 30, 2007.

We continued to refine this immigrant community focused strategy through the fiscal year ending September 30, 2008.  In March 2008, we eliminated the ethic food products and entertainment components of our business in order to focus on telecommunications aspects of the market.

In October 2008, following the end of the fiscal year, we eliminated the retail store component of the business to focus exclusively on the wholesale telecommunications aspects of the market. Accordingly, the financial statements have been reclassified to exclude the operating results from the retail stores from the continuing operations and account for them as discontinued operations.  As a result, the comments regarding the results of operations for the year ended September 30, 2008 and nine months ended September 30, 2007 refer to the Company’s continuing operations, unless otherwise noted.

Due to the dramatic change in the business plan of the Company over the last year, the revenue, costs of goods sold, and gross profit from continuing operations for the year ended September 30, 2008 may not be indicative of future results.

We are currently building our wholesale business throughout Italy. Our principal products include VoIP services to call shop operators, international calling cards, and cell phone recharge cards.  The common characteristic of the wholesale products is that they are prepaid by the wholesale account, they require little physical inventory investment, and they are deliverable through the Internet which makes possible the expansion of the business beyond Italy throughout all of Europe.

The current world economic situation is expected to have limited impact on the Company’s wholesale only business model.  The VoIP telecommunications business model actually lowers the fixed and variable costs of telephone call service compared to standard fixed line telephone rates so our call shop wholesale customers obtain a positive benefit in using the Company’s services.  In addition, the immigrant call shops cater more to international calls home to family and friends which would generally not be considered discretionary in a personal budget.

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

Revenue, Cost of Goods Sold, and Gross Profit

The Company had $255,588 in continuing revenue from its telecommunications wholesale operations for the year ended September 30, 2008 and $1,149,163 in discontinued revenue for the same period from the operations of the retail stores which were sold on October 31, 2008 following the end of the fiscal year.

During the nine months ended September 30, 2007, the Company opened its first retail stores and transferred the Designer Appliances business to Mr. Large.  Both operations are part of discontinued operations for the nine months ended September 30, 2007.  As a result, the Company had no continuing revenue, cost of goods sold or gross profit from continuing operations for the nine months ended September 30, 2007

The Company had $51,536 in continuing cost of goods sold for the year ended September 30, 2008.  There were no costs of goods sold from continuing operations for the nine month period ended September 30, 2007 as all operations for that period were by then or since then discontinued.

The Company had $204,052 in gross profit from continuing operations for the year ended September 30, 2008.  There was no gross profit from continuing operations for the nine month period ended September 30, 2007 as all related operations for that period were by then or since then discontinued.

General and Administrative Expenses

General and administrative expenses from continuing operations for the year ended September 30, 2008 were $1,759,801 consisting principally of consulting expenses of $92,250, executive compensation of $249,460, professional fees of $248,688, $420,997 in payroll, and $203,802 in the write off of the abandoned San Marino acquisition.

General and administrative expenses from continuing operations for the nine month period ended September 30, 2007 were $414,522 consisting principally of professional fees of $87,396, stock based compensation expense of $65,406, executive compensation of $59,088 and $50,074 in consulting services.

Stock Based Compensation

During the year ended September 30, 2008, there were no stock based compensation awards.

During the nine months ended September 30, 2007, we recognized $65,406 in stock based compensation expense as part of the general and administrative costs of our Company.

Interest Expense and Financing Costs

Interest expense and financing costs increased $70,805 to $138,683 for the year ended September 30, 2008 from $67,878 for the nine months ended September 30, 2007. The interest and financing costs for the year ended September 30, 2008 represents $16,750 in amortized interest expense associated with the issuance of 15,000,000 warrants to Adamas as part of the consideration for loan obtained from Adamas on January 15, 2008, $19,305 in interest on the capitalized lease and paid and accrued interest of $104,074 on the notes payable all offset by interest income of $1,446.

The Company also recorded a non cash financing expense of $1,020,028 for accretion to the preferred stock for the period.

For the nine months ended September 30, 2007, we incurred $67,878 in net interest expense and financing costs comprised primarily of non-cash expenses of $60,000 related to the short term financing activity prior to the investment by Adamas on June 29, 2007.

Net Loss

Our Company incurred a total net loss of $4,691,601 for the year ended September 30, 2008 including $1,977,141 in losses from the discontinued retail store operations.

Our Company incurred a net loss of $559,352 for the nine month period ended September 30, 2007 including $76,952 in losses from the discontinued retail operations in Italy and the mouse and related computer software business.

Liquidity and Cash Position

Operating Activities

For the year ended September 30, 2008 our Company used $3,272,918 in cash to fund its operations. The loss from continuing operations of $2,714,460 was partially offset by $1,120,319 in non-cash expenses but increased by net continuing operating assets and liabilities of $12,064.  The loss from discontinued operations of $1,977,141 during the same period was partially offset by a net decrease in discontinued operating assets and liabilities of $310,428.

For the nine month period ended September 30, 2007 our Company used $433.157 in cash to fund its operations.  The loss from continuing operations of $482,400 was partially offset by $128,813 in non-cash expenses but increased by net continuing operating liabilities of $187,907.  The loss from discontinued operations of $76,952 during the same period was increased by $190,543 in discontinued operating assets and liabilities.

Investing Activities

For the year ended September 30, 2008, our Company invested $21,768 in new property and equipment and for its continuing operations while investing $106,581 in discontinued operations.

For the nine month period ended September 30, 2007, our Company invested $49,465 in new property and equipment for its continuing operations while investing $309,268 in discontinued operations.

Financing Activities

For the year ended September 30, 2008, our Company realized cash of $500,000 in connection with the sale of common and preferred stock to Adamas and the Trust, received loans of $2,000,000 from Adamas and various investment groups affiliated with Adamas all of which was offset by principal payments of $62,130 on the capitalized lease and payment on a demand note of $15,000.

For the nine month period ended September 30, 2007, our Company realized cash of $1,806,000 in connection with the sale of common and preferred stock to Adamas and the loan from Nutmeg and made $5,001 in advances and stockholder’s loans.

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

New Accounting Pronouncements

The Company has adopted all accounting pronouncements effective before September 30, 2008, which are applicable to the Company.

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

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No.157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expect to have a material effect on the financial statements of our Company.

On February 15, 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). The fair value option established by SFAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for our 2009 fiscal year. The Company does not expect the adoption of SFAS 159 to have an effect on its financial statements.

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

In May 2008, the FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature.  This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy.  This pronouncement will become effective 60 days following SEC approval.  The Company does not believe this pronouncement will impact its financial statements.

In September 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”).  The pronouncement provides new guidance for determining whether equity-linked financial instruments (e.g. warrants and convertible stock) are indexed to a company’s own stock, and as a result, whether those instruments should be marked-to-market each period.  In general if there is a reset feature imbedded in the financial instrument which resets the strike price of the instrument as a result of the issuance of another financial instrument with a different stick price, the financial instrument in question is not considered indexed to the company’s own stock. Therefore, the financial instrument should be adjusted to fair value each period through the income statement.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is studying what impact, if any, EITF 07-5 will have on the Company.

Seasonality

We do not have sufficient historical information to determine if there is a seasonality component to the Company’s revenues.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (“Certifying Officers”) are responsible for establishing and maintaining adequate disclosure controls and procedures for the Company.  The Certifying Officers have established disclosure controls and other procedures to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely discussions regarding required disclosure is made known to them, particularly during the period in which this report was prepared.

Our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures and based on this evaluation they concluded that our disclosure controls and procedures were not effective as of September 30, 2008 because of identified material weaknesses in our internal control over financial reporting as detailed below under Management’s report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Our Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting.  Our Certifying Officers are aware that with the limited level of operations, limited financial resources and limited availability of personnel inside the Company, material weaknesses exist in the Company’s internal controls and procedures, most specifically in the lack of separation of duties and lack of an independent audit committee.  Therefore, our Certifying Officers have concluded that our Company’s internal control over financial reporting is not effective.  Specific weakness in internal control over financial reporting exists because of the following:

1. With the sale of all of the Company’s retail store operations on October 31, 2008, following the end of the fiscal year on September 30, 2008, the Company reduced the number of employees in the Company significantly.  There are two officers of the Company in Corona del Mar, CA, one of whom is the Chief Financial Officer/Corporate Secretary of the Company.  There is one officer at ICC Italy in Mantova, Italy, and three part time employees.  All of these employees are operationally oriented.  The internal financial statements for ICC Italy are prepared for the most part by an outside accounting firm.  As a result, there are insufficient independent staff or management members in financial management with responsibilities to provide third party oversight in the review of our financial transactions on an ongoing basis in either location.

2. The Company’s Board of Directors consist of three members of which two have a related party relationship with the controlling stockholder of the Company. The third Board member is also the chief executive officer of the Company. This may be seen as providing inadequate independent oversight of the management function, as well as not having members to staff board of director committees, in particular an audit committee.  The Company lacks a designated financial expert for the audit committee of the Board, and has no method of creating an effective whistleblower program.

               Our Chief Executive Officer/Director is actively engaged in actions to resolve these deficiencies by pursuing corporate growth strategies that would allow the Company to increase its level of staffing, which would allow the Company to meet the requirements of the Sarbanes Oxley Act of 2002 by the time its annual report for the fiscal year ending September 30, 2009 is filed.

The electronically recorded and related physical records are maintained at the Corona del Mar, CA and Mantova, Italy offices of the Company.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report

ITEM 8B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following sets forth certain information as of September 30, 2008 with respect to the individuals who constitute our Board of Directors and executive management.

Name	Age	Positions
Dr. Harvey Altholtz	62	Chairman of the Board of Directors
George Q Stevens	63	Director
Richard K. Lauer	63	Director; President, and Chief Executive Officer
Scott K Anderson, Jr.	63	Executive Vice President, Finance and Corporate Secretary

The following is a brief summary of the background of each director and officer:

Mr. George Stevens joined the Board on June 29, 2007 upon the investment of Adamas to which Mr. Stevens is an advisor.  For thirty-five years, George Stevens has been involved in mergers & acquisitions, start-up companies and the restoration of troubled businesses.  In 1986, he formed Stevens Information Systems, a firm which specialized in information technology.  Stevens Information Systems was sold to its employees in 2003 and Mr. Stevens remained as Chairman until early 2005.  In January 2006, Mr. Stevens started the Stevens Resource Group which specializes in investment assessments, due diligence and business consulting for the investment banking and private placement fields.  Mr. Stevens was educated at Seattle University, majoring in Commerce and Finance.

Dr. Harvey Altholtz, DMD, Wealth Strategy Partners, LLP. Since 2000 Dr. Altholtz has been actively involved in tax, insurance, and investment planning for high net worth individuals as part of Wealth Strategy Partners, LLP which is the general partner of Adamas.  Dr. Altholtz obtained his undergraduate and graduate education at the University of Pittsburgh.

Mr. Richard K. Lauer was appointed President and Chief Executive Officer of the Company in June of 2007. For the past five years, Mr. Lauer has served as President and Chief Executive Officer of several early stage computer technology related businesses. Mr. Lauer most recently served as President of Access Key IP, Inc., a company engaged in the business of providing unique IPTV (Internet Protocol TV) solutions for retail, home and MDU (Multiple Dwelling Unit) markets as well as USB security solutions for personal computers. George Stevens is CEO and Chairman of the Board of Access Key IP, Inc. Mr. Lauer holds a BA in Marketing from California State University at Fullerton as well as an MBA from Pepperdine University in Malibu, California.

Scott K. Anderson, Jr has served as a financial and administrative consultant to the Company since June 2007, and was appointed Executive Vice President, Finance, and Corporate Secretary of the Company on July 3, 2008.  Mr. Anderson will also serve as the Company’s Chief Financial Officer and Chief Accounting Officer.  Mr. Anderson is a certified public accountant. For the past five years, Mr. Anderson has served as a tax, financial planning, investment management, and accounting consultant to individuals and business clients.  Mr. Anderson holds a BS in chemical engineering from the University of Pennsylvania with holds an MBA from Stanford University.

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

Directors do not receive cash compensation for their services as directors but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors and certain special projects under taken on behalf of the Company.

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

Code of Ethics

The Company has adopted a Code of Ethics applying to its executive officers which was filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth summary information as to compensation received by the Company's Chief Executive Officer and Chairman for their services to the Company during the year ended September 30, 2008 and the nine months ended September 30, 2007.

Name and Principal Position	Period Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George Q Stevens	9/30/2008	-	-	-	-	-	28,500	28,500
Director Board (1)	9/30/2007	-	-	-	-	-	26,785	26.785
Richard K Lauer	9/30/2008	155,875						155,875
President, CEO (2)	9/30/2007	4,000	-	-	-	-	23,785	27,785
Scott K Anderson, Jr. CFO and Corporate Secretary (3)	9/30/2008	69,863	-	-	-	-	-	69,863

(1) George Q. Stevens joined the Company upon his election as Chairman of the Board on June 29, 2007.  Mr. Stevens resigned as Chairman of the Board on July 3, 2008, but remains as a Director of the Company.  During the year ended September 30, 2008 and the nine months ended September 30, 2007, Mr. Stevens received consulting fees to assist the Company in obtaining additional investment capital.  Mr. Stevens was awarded 4,000,000 fully vested non-statutory stock options on September 10, 2007.  See Outstanding Equity Awards at Fiscal Year End later in this item.

(2) Richard K. Lauer joined the Company upon his election as President and Chief Executive Officer on June 29, 2007 and was elected a director on July 3, 2008.  Mr. Lauer was awarded 4,000,000 fully vested non-statutory stock options on September 10, 2007.  See Outstanding Equity Awards at Fiscal Year End later in this item

(3) Scott K Anderson, Jr. joined the Company in April, 2008 and was elected Executive Vice President, Finance and Corporate Secretary on July 3, 2008.  Mr. Anderson was awarded 3,000,000 fully vested non-statutory stock options on September 10, 2007 while serving as a consultant to the Company.  See Outstanding Equity Awards at Fiscal Year End later in this item

Compensation of Directors

During the year ended September 30, 2008, no officer or director received any compensation from our Company for serving as a director.

No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation.

The following Summary Compensation Table sets forth summary information as to compensation received by the Directors who were not named executive officers of the Company during the year ended September 30, 2008.  There was no such compensation paid to any director who was not a named executive officer of the Company during the nine months ended September 30, 2007.

Director Name	Fees Earned or Paid in Cash	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Carmine Castellano (1)	-	-	-	-	6,000	6,000

(1) Carmine Castellano joined the Company upon the investment of Adamas in June, 2007 and was a principal in ICC Italy which was acquired by the Company in August, 2007.  Mr. Castellano received advances for expenses incurred consulting with ICC Italy during the initial months of ICC Italy’s store acquisition program.  Mr. Castellano resigned as a director effective July 3, 2008.

Employment Agreements

We have not entered into any employment agreements with our executive officers or other employees to date. We may enter into employment agreements with them in the future.

Outstanding Equity Awards at Fiscal Year-End

As of the year ended September 30, 2008, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
George Stevens Director	4,000,000	-	$.006	9/10/2017

Richard K. Lauer President and Chief Executive Officer	4,000,000	-	$.006	9/10/2017

Scott K Anderson, Jr. Executive Vice President, Finance and Corporate Secretary (1)	3,000,000	-	$.006	9/10/2017

(1) The award to Mr. Anderson was made in September, 2007 while he was serving as a consultant to the Company and is reported here as he became a named executive officer of the Company in July, 2008.

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

The following table contains certain information regarding beneficial ownership of the voting securities as of September 30, 2008 by (i) persons known to us to be the beneficial owner of more than 5% of the Company’s voting securities, (ii) each of the current Directors, (iii) each executive officer, and (iv) all Directors and executive officers as a group.

Security Ownership of Capital Stock by Certain Beneficial Owners at September 30, 2008

Class of Stock	Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)	Percent of Class (2)
Common Stock	The Adamas Fund, LLLP 1800 Second St Ste #758 Sarasota, FL 34236	54,921,267	(3) (4)	25.5%
	The Melanie S. Altholtz Irrevocable Trust 1800 Second St Ste #758 Sarasota, FL 34236	4,921,267	(5)	2.5%
	Nutmeg Group, LLC 155 Revere Dr Ste #10 Northbrook, IL 60062	64,780,439	(6)	26.4%
	Financial Alchemy, LLC 155 Revere Dr Ste #10 Northbrook, IL 60062	11,538,461		5.8%
	Directors and Officers
Common Stock	George Q. Stevens 3334 E. Coast Hwy #424 Corona Del Mar, CA 92625	4,000,000	(3)	2.0%
	Dr. Harvey Altholtz 1800 Second St, Ste 758 Sarasota, FL 34236	0	(7)	0%
	Richard K. Lauer 3334 E. Coast Hwy #424 Corona Del Mar, CA 92625	4,000,000	(8)	2.0%
	Scott K. Anderson, Jr. 3334 E. Coast Hwy #424 Corona Del Mar, CA 92625	3,000,000	(9)	1.5%
	All Directors and Officers as a group (4 people)	11,000,000		5.2%
Series C Preferred Stock (10)	The Adamas Fund, LLLP 1800 Second St #758 Sarasota, FL 34236	8,554,552			89.0%
	The Melanie S. Altholtz Irrevocable Trust, 1800 Second St #758 Sarasota, FL 34236	1,054,552			11.0%

(1)	Computed based on a total of 200,120,434 shares of common stock outstanding as of September 30, 2008.
(2)	Computed based on a total of 9,609,104 shares of Series C preferred stock outstanding on September 30, 2008.
(3)
George Stevens is a director of our Company and is an investment advisor to Adamas and The Stealth Fund, LLLP (“Stealth Fund”). Mr. Stevens was elected Chairman of the Board of the Company on June 29, 2007 and resigned as Chairman on July 3, 2008 but remains as Director.  Mr. Stevens holds fully vested, non-qualified stock options to purchase 4,000,000 shares of the Company’s common stock.  Such shares are not included in the shares reported as beneficially owned by the various funds with which Mr. Stevens is associated.

(4)	Includes warrants to purchase 15,000,000 shares of common stock which are currently exercisable.
(5)
Adam Altholtz is the general partner of Wealth Strategy Partners which is the general partner of Adamas and is the trustee of the Trust.  The Trust is also a limited partner and investor in Adamas.  Adam Altholtz is the son of Dr. Harvey Altholtz who is Chairman of our Board of Directors.

(6)
Includes warrants to purchase 7,500,000 shares of common stock which are currently exercisable and 37,584,050 shares currently issuable upon conversion of a note receivable from the Company, including accrued interest through September 30, 2008.  On December 31, 2008, Nutmeg exchanged its shares and cancelled its conversion option and warrants for a note.  See Note 14 to the financial statements.

(7)
Dr. Harvey Altholtz was elected to the Board of Directors on September 26, 2007 and as Chairman of the Board on July 3, 2008.  Dr. Altholtz is a financial advisor with Wealth Strategy Partners LLP which is the general partner of Adamas.

(8)	Richard K Lauer is President and Chief Executive Officer as well as a Director of the Company. Mr. Lauer holds fully vested, non-qualified stock options to purchase 4,000,000 shares of common stock.
(9)	Scott K Anderson, Jr. is Executive Vice President, Finance and Corporate Secretary. Mr. Anderson holds fully vested, non-qualified stock options to purchase 3,000,000 shares of common stock.
(10)	The Series C preferred stock entitles the holder to vote 60 votes per preferred share and votes as a single class with the common stock on all matters on which a vote of the stockholders is taken.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Adam Altholtz is the general partner of Wealth Strategy Partners which is the general partner of Adamas and the Stealth Fund. Adam Altholtz is also the trustee of The Melanie S. Altholtz Irrevocable Trust, and The Karyn M. Blaise Irrevocable Trust.  The Melanie S. Altholtz Irrevocable Trust is also a limited partner and investor in Adamas.  Adam Altholtz is the son of Harvey Altholtz, a member of our Board of Directors.

George Stevens who is also a director of our Company, is an investment advisor to Adamas and the Stealth Fund.

ITEM 13.  EXHIBITS

The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.1 Agreement and Plan of Merger between Torbay Acquisition Corporation and the Company. Incorporated by reference to Exhibit 2.1 the Company’s Report on Form 8-K, filed with the SEC on November 12, 1999 (the "1999 8-K").

3.1 Certificate of Incorporation of the Company and Certificate of Amendment thereto filed in June 1999. Incorporated by reference to Exhibit 3.1 to the 1999 8-K.

3.2 Certificate of Amendment to the Certificate of Incorporation of the Company filed on October 18, 2005. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB, filed with the SEC on April 28, 2006 (the “2005 10-KSB”).

3.2 Certificate of Amendment to the Certificate of Incorporation of the Company dated November 27, 2007 filed with the Delaware Secretary of State. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the period ended September 30, 2007 (the “2007 10-KSB”)

3.3 By-Laws of the Company as amended and restated November 27, 2007.  Incorporated by reference to Exhibit 5.03.1 to the Company’s Current Report on Form 8-K filed on December 3, 2007 with the SEC.

4.1 Certificate of Designation with respect to Series 1 Convertible Preferred Stock of the Company.  Incorporated herein by reference to Exhibit 3.4 to the 1999 8-K.

4.1.1 Certificate of Designation with respect to Series B Convertible Preferred Stock of the Company filed with the Delaware Secretary of State.  Incorporated herein by reference to Exhibit 4.1.1 to the 2007 10-KSB.

4.1.2 Certificate of Designation with respect to Series C Convertible Preferred Stock of the Company filed with the Delaware Secretary of State.  Incorporated by reference to Exhibit 4.1.2 to the 2007 10-KSB.

4.1.3 Certificate of Designation with respect to increasing the Series C Convertible Preferred Stock of the Company.  Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 17, 2008 with the SEC (the “January 17, 2008 8-K”).

4.1.4 Secured Note Payable to Adamas dated January 15, 2008.  Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 23, 2008 with the SEC (the “January 23, 2008 8-K”).

4.1.5 Unsecured Note Payable to the Stealth Fund dated July 9, 2008.  Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2008 with the SEC (the “July 15, 2008 8-K”).

4.1.6 Unsecured Note Payable to The Karyn M. Blaise Irrevocable Trust dated July 9, 2008.  Incorporated herein by reference to Exhibit 4.2 to the July 15, 2008 8-K.

4.1.7 Addendum to Note Payable to Adamas dated January 15, 2008.  Incorporated herein by reference to Exhibit 4.3 to the July 15, 2008 8-K.

4.1.8 Unsecured Note Payable to Adamas dated October 15, 2008. Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 23, 2008 with the SEC.

4.1.9 Unsecured Note Payable to the Stealth Fund dated December 15, 2008. Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 22, 2008 with the SEC.

4.1.10 Unsecured Note Payable to The Nutmeg Group, LLC dated December 31, 2008. Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 6, 2009 with the SEC.

4.1.11 First Amendment, dated as of December 31, 2008, to the Superseding Note of September 26, 2007 between the Company and Nutmeg/Mercury. Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 6, 2009 with the SEC.

4.2 Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form SB-2 (Registration No. 333-93847), filed with the SEC on December 30, 1999.

4.3 Warrant to Purchase 500,000 Shares of Common Stock, dated August 24, 2004.  Incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form SB-2 (Registration No. 333-122773), filed with the SEC on February 11, 2005 (the “2005 SB-2”).

4.3.1 Warrant to Purchase 2,500,000 Shares of Common Stock dated December 16, 2004.  Incorporated herein by reference to Exhibit 4.6 to the 2005 SB-2.

4.3.2 Warrant to Purchase 2,000,000 Shares of Common Stock dated December 16, 2004.  Incorporated herein by reference to Exhibit 4.6 to the 2005 SB-2.

4.3.3 Warrant to Purchase 2,000,000 Shares of Common Stock dated December 16, 2004.  Incorporated herein by reference to Exhibit 4.6 to the 2005 SB-2.

4.3.4 Warrant to Purchase 15,000,000 Shares of Common Stock dated January 15, 2008.  Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 23, 2008 with the SEC.

4.3.5 Warrant to Purchase 4,500,000 Shares of Common Stock dated December 15, 2008.  Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 22, 2008 with the SEC.

10.1 Designer Appliances, Inc. Asset Assignment and Royalty Disposal Value Agreement, dated as of June 29, 2007 between the Company and William Thomas Large.  Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on July 6, 2007.

10.2 Intellectual Property Assignment Agreement, dated as of June 29, 2007 between the Company and William Thomas Large.  Incorporated herein by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed with the SEC on July 6, 2007.

10.3. Share Purchase Agreement, dated June 29, 2007 between the Company and Adamas.  Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on July 26, 2007.

10.4 First Amendment dated as of July 23, 2007 to the Share Purchase Agreement signed June 29, 2007.  Incorporated herein by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed with the SEC on July 26, 2007.

10.5 Share Exchange Agreement dated August 20, 2007 between the Company and Carmine Castellano and Alfred Settino.  Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on August 27, 2007.

10.6 First Amendment to Share Exchange Agreement dated August 21, 2007 between the Company and Carmine Castellano and Alfred Settino.  Incorporated herein by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed with the SEC on August 27, 2007.

10.7 September 2007 Note issued by the Company to Nutmeg/Mercury Funding LLLP.  Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on October 3, 2007.

10.8 Second Amendment, dated September 28, 2007 to the Share Purchase Agreement, dated June 29, 2007 between the Company and Adamas.  Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on October 4, 2007.

10.9 Stock Purchase Agreement between The Melanie S. Altholtz Irrevocable Trust and the Company dated December 3, 2007.  Incorporated by reference to Exhibit 10.1 to the January 17, 2008 8-K.

10.10 Third Amendment to the Share Purchase Agreement between Adamas and the Company dated December 17, 2007.  Incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on January 17, 2008.

10.11 Fourth Amendment to the Share Purchase Agreement of June 29, 2007 dated January 15 2008 between Adamas and the Company.  Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on January 23, 2008.

10.12 Fifth Amendment to the Share Purchase Agreement of June 29, 2007 dated July 9, 2008 between Adamas and the Company.  Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on July 15, 2008.

10.13 First Amendment to the Share Purchase Agreement of December 3, 2008 between the Altholtz Trust and the Company dated July 9, 2008.  Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on July 15, 2008to the July 15, 2008.

10.14. Preliminary Contract of Transfer of Company Branch between ICC Italy Srl and Mondobello SAS dated October 21, 2008.  Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2008.

10.15. Agreement, dated as of December 31, 2008 between the Company and The Nutmeg Group, LLC Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009.

14.1 Code of Ethics Incorporated by reference to Exhibit 14.1 to 2005 10-KSB.

21.1 List of subsidiaries*

23.1 Consent of Holtz Rubenstein Reminick LLP.*

31.1 Certification of Chief Executive Officer and Principal Financial Officer.*

32.1 Certification of Chief Executive Officer and Principal Financial Officer.*

*Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor Fees

The following is a summary of the fees billed to us by Holtz Rubenstein Reminick LLP for professional services rendered for the year ended September 30, 2008 and the nine months ended September 30, 2007:

Fee Category	Year Ended September 30, 2008	Nine Months Ended September 30, 2007

Audit fees	$135,850	$51,100
Tax fees	-	-
Other fees	-	-
Total fees	$135,850	$51,100

Audit Fees: consists of aggregate fees billed for professional services rendered for the audit of our consolidated financial statements for the year ended September 30, 2008 and the nine months ended September 30, 2007 as well as review of the interim consolidated financial statements included in quarterly reports for the quarters ended September 30, 2007, December 31, 2007, March 31, 2008, and June 30, 2008 and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Tax Fees: consists of aggregate fees billed for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal and state tax compliance.

Other Fees: consists of fees for products and services other than the services reported above.  There were no management consulting services provided in the year ended September 30, 2008 or during the nine months ended September 30, 2007.

Our Audit Committee includes the entire Board of Directors.  The Board of Directors considers whether the provision of these services is compatible with maintaining the auditor's independence and has determined such services for the year ended September 30, 2008 and the nine month period ended September 30, 2007 were compatible.

Board of Directors Policy On Pre-Approval Of Services Of Independent Auditors

The Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis. These services may include audit services, audit-related services, tax services and other services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Corona del Mar, State of California, on January 12, 2009.

ICC WORLDWIDE, INC.

/s/ Scott K Anderson, Jr.
Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dr. Harvey Altholtz	Chairman of the Board	January 12, 2009

/s/ George Q. Stevens	Director	January 12, 2009

/s/ Richard K Lauer	Director, President (Chief Executive Officer and Chief Operating Officer)	January 12, 2009

/s/Scott K. Anderson, Jr.	Executive Vice President Finance and Corporate Secretary (Chief Accounting Officer and Chief Financial Officer)	January 12, 2009

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet as of September 30, 2008	F-3

Consolidated Statements of Operations and Comprehensive (Loss) Income for the year ended September 30, 2008 and nine months ended September 30, 2007	F-4

Consolidated Statements of Stockholders' (Deficit) Equity and Comprehensive (Loss) Income for the year ended September 30, 2008 and nine months ended September 30, 2007.	F-5

Consolidated Statements of Cash Flows for the year ended September 30, 2008 and nine months ended September 30, 2007	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ICC Worldwide, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of ICC Worldwide, Inc and Subsidiaries (the "Company") as of September 30, 2008 and the related consolidated statements of operations and comprehensive (loss) income and stockholders’ (deficiency) equity, and cash flows for the year ended September 30, 2008 and nine months ended September 30, 2007, respectively.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and the results of their operations and their cash flows for the year ended September 30, 2008 and nine months ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company’s losses of $4,691,601 and $559,352 for the year ended September 30, 2008 and for the nine months ended September 30, 2007, respectively, and negative cash flow used in operations of $3,272,918 and $433,157 for the year ended September 30, 2008 and for the nine months ended September 30, 2007, respectively, raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Holtz Rubenstein Reminick LLP

Holtz Rubenstein Reminick LLP

Melville, New York
December 23, 2008

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2008

ASSETS

Current assets:
Cash	$51,552
Accounts receivable	4,335
Inventory	5,348
Deposits and other current assets	81,139
Current assets of discontinued operations	84,249
Total current assets	226,623

Furniture and fixtures	22,016
Office equipment	251,975
Less accumulated depreciation	(86,948)
Net fixed assets	187,043

Deferred financing costs - net	94,560
Other assets	2,670
Non current assets of discontinued operations	342,003

Total assets	$852,899

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$184,211
Accrued interest	85,124
Capitalized lease obligation - current portion	69,701
Notes payable	112,001
Current liabilities of discontinued operations	344,839
Total current liabilities	795,876

Capitalized lease obligation - long term	71,894
Preferred stock, $.0001 par value, 30,000,000 shares authorized,
9,609,044 Series C issued and outstanding, includes accretion of $1,020,028,
mandatory redemption on October 1, 2012 at $.60 per share	1,702,670
Notes payable	2,000,000

Total liabilities	4,570,440

Stockholders' deficiency:
Common stock, $.0001 par value, 450,000,000 shares authorized,
200,120,434 shares issued and outstanding	20,012
Additional paid-in capital	7,765,315
Accumulated deficit	(11,502,868)
Total stockholders' deficiency	(3,717,541)

Total liabilities and stockholders' deficiency	$852,899

See accompanying notes to consolidated financial statements

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Year Ended	Nine Months Ended
	September 30, 2008	September 30, 2007

Revenue	$255,588	$-

Cost of goods sold	51,536	-

Gross profit	204,052	-

General and administrative expenses	1,759,801	414,522

Loss from continuing operations before
other expense	(1,555,749)	(414,522)

Accretion to preferred stock	(1,020,028)
Interest expense, net and financing cost	(138,683)	(67,878)

Loss from continuing operations
before provision for income taxes	(2,714,460)	(482,400)

Provision for income taxes	-	-

Loss from continuing operations	(2,714,460)	(482,400)

Loss from discontinued operations	(1,977,141)	(76,952)

Net loss	$(4,691,601)	$(559,352)

Loss per common share, basic and diluted
Continuing operations	$(0.01)	$(0.00)
Discontinued operations	(0.01)	(0.00)
Loss per common share	$(0.02)	$(0.00)

Weighted average shares outstanding, basic and diluted	198,237,982	160,054,896

Comprehensive loss:
Net loss	$(4,691,601)	$(559,352)
Foreign currency translation gain (loss)	-	41,204

Comprehensive loss	$(4,691,601)	$(518,148)

See accompanying notes to consolidated financial statements.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF
STOCKHOLDERS' (DEFICIENCY) EQUITY
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND
THE NINE MONTHS ENDED SEPTEMBER 30, 2007

				Comon Stock
	Common Stock			To Be Issued		Treasury	Additional	Accumulated	Comprehensive
	Shares	Treasury	Par	Shares	Par	Stock	Paid in Capital	Deficit	Income (Loss)	Total

Balance, December 31, 2006	152,837,900	-	$15,284	-	$-	$-	$5,986,508	$(6,261,177)	$(31,942)	$(291,327)

Preferred conversion	420,000	-	42	-	-	-	-	-	-	42

Shares subscribed	-	-		35,000,000	3,500	-	1,234,100	-	-	1,237,600
				0
Additional shares for preferred stock conversion	20,000	-	2	-	-	-	398	-	-	400

Warrant repricing	-	-		-	-	-	18	-	-	18

Shares to replace financing shares	3,000,000	-	300	-	-	-	59,700	-	-	60,000

Treasury stock acquired in disposition of assets	-	1,000,000		-	-	(17,000)	-	-	-	(17,000)

Sales of shares for cash	35,000,000	-	3,500	(35,000,000)	(3,500)	-	-	-	-	-

Financing costs	-	-	-	-	-	-	(22,274)	-	-	(22,274)

Shares cancelled	(1,000,000)	(1,000,000)	(100)	-	-	17,000	(16,900)	-	-	-

Preferred stock accretion	-	-	-	-	-	-	(4,340)	-	-	(4,340)

Stock based compensation expense	-	-	-	-	-	-	65,406	-	-	65,406

Foreign currency translation gain	-	-	-	-	-	-	-	-	41,204	41,204

Net loss	-	-	-	-	-	-	-	(559,352)	-	(559,352)

Balance, September 30, 2007	190,277,900	-	19,028	-	-	-	7,302,616	(6,820,529)	9,262	$510,377

Sale of stock for cash	9,842,534	-	984	-	-	-	347,049	-	-	348,033

Loan financing costs	-	-	-	-	-	-	111,310	-	-	111,310

Adjustment	-	-	-	-	-	-	4,340			4,340

Net loss	-	-	-	-	-	-	-	(4,682,339)	(9,262)	(4,691,601)

Balance, September 30, 2008	200,120,434	-	$20,012	-	$-	$-	$7,765,315	$(11,502,868)	$-	$(3,717,541)

See accompanying notes to unaudited condensed consolidated financial statements.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND
THE NINE MONTHS ENDED SEPTEMBER 30, 2007

		Nine Months
	Year Ended	Ended
	September 30,	September 30,
	2008	2007

Cash flows from operating activities:
Net loss from continuing activities	$(2,714,460)	$(482,400)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	83,541	3,407
Amortization of deferred interest expense	16,750	-
Accretion to preferred stock	1,020,028	-
Stock compensation expense	-	65,406
Stock and warrants issued for financing	-	60,000
Repricing of warrants		18
Changes in operating assets and liabilities:
(Increase) decrease in
Accounts receivable	(4,335)	-
Inventory	(5,348)	-
Prepaid expenses	(81,139)	-
Deposits and other current assets	(2,670)	-
Increase (decrease) in
Accounts payable and accrued expenses	81,428	187,907
Net cash flow from discontinued operations	(1,666,713)	(267,495)

Net cash (used in) provided by operating activities	(3,272,918)	(433,157)

Cash flows from investing activities:
Net cash flow from discontinued operations	(106,581)	(309,268)
Purchase of property and equipment	(21,768)	(49,465)

Net cash (used in) provided by investing activities	(128,349)	(358,733)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	151,968	1,215,326
Proceeds from issuance of common stock	348,032	530,674
Proceeds from issuance of notes payable	2,000,000	60,000
Payments on capitalized lease obligation	(62,130)	-
Net repayments of advances and stockholder's loans	(15,000)	(4,999)

Net cash provided by financing activities	2,422,870	1,801,001

Effect of exchange rate changes on cash	-	6,158

Net (decrease) increase in cash	(978,397)	1,015,269

Cash, beginning of period	1,029,949	14,680
Cash, end of period	$51,552	$1,029,949

Non-Cash Financial Information:
Treasury stock acquired in exchange for assets and liabilities
of discontinued operations	$-	$17,000
Net liabilities of discontinued operations	-	93,369
Conversion of 420,000 shares of Series 1 preferred stock to
to 440,000 shares of common stock	-	44
Warrants issued as part of financing arrangements	111,310	-
Assets acquired through capitalized lease	-	203,714

Supplemental disclosures
Cash paid for interest	$50,090	$-
Cash paid for taxes	-	-

See accompanying notes to the consolidated financial statements.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND
NINE MONTHS ENDED SEPTEMBER 30, 2007

NOTE 1.  ORGANIZATIONAL MATTERS AND NATURE OF THE BUSINESS

ICC Worldwide, Inc. (“we”, “us”, “the Company”, or “Torbay”) was incorporated on March 24, 1999 as a Delaware corporation named Acropolis Acquisition Corporation.  We changed our name to Torbay Holdings, Inc. on July 14, 1999.  We became a reporting company public company under the Securities Exchange Act of 1934, as amended (the “Exchange Act” on October 26, 1999 as a result of a merger with Torbay Acquisition Corporation (“TAC”).  On November 27, 2007, our stockholders approved the change in our name to ICC Worldwide, Inc.

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

On June 29, 2007 we changed our business model and sold a controlling interest in our Company to The Adamas Fund, LLLP (formerly, The Black Diamond Fund, LLLP), a Minnesota limited liability limited partnership (“Adamas”).  The purpose of the sale of stock was to raise capital for use in conjunction with an acquisition strategy which allows us to develop our Company by acquiring assets with a history of operating revenues in markets that provide room for growth.

As a result of our investigations, we focused on a strategy that provided certain goods and services to the ethnic immigrant worker communities in Italy.  These goods and services included products in the broad areas of:  (1) telecommunications, (2) entertainment, (3) ethnic food products, and (4) financial services.  They were delivered by our Company on a wholesale basis through a large, well established network of independently-owned retail stores throughout Italy.  In addition to the wholesale business activities, the Company operated a small number of its own retail stores in Italy which serve customers in this market.

Since then we have continued to refine this ethnic immigrant community focused strategy.  In March 2008, we eliminated the ethic food products and entertainment components of our business in order to focus on telecommunications aspects of the market.

On October 31, 2008, we sold the retail store component of the business for $249,700 to focus exclusively on the wholesale telecommunications aspects of the market.  Accordingly, the financial statements have been reclassified to exclude the operating results of the retail stores from continuing operations and account for them as discontinued operations.

The year ended September 30, 2008 is the first full year of operations of our business model as refined and may not be indicative of future operating results.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND
NINE MONTHS ENDED SEPTEMBER 30, 2007

NOTE 2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying consolidated financial statements include the accounts of ICC Worldwide, Inc., and its wholly own subsidiaries, ICC Italy Srl, and Designer Appliances Ltd.  (collectively, the “Company”). All significant inter-company transactions have been eliminated in consolidation.  Designer Appliances Limited is an inactive company.

The Company changed its fiscal year from December 31st to September 30th.  The first fiscal year under this change was the fiscal year ended September 30, 2007 which consisted of only nine months.

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

The Company wholesale revenue is primarily commissions on the sale of VoIP (Voice Over the Internet Protocol) telecommunication services and the sale of international calling cards and cell phone recharge cards.  Revenue is recognized when no right of return exists.

(D) Accounts Receivable

Accounts receivable are generally for line traffic and promotion incentives from telephone wholesale suppliers and are based on the amount of line traffic and promotional sales activity during the specific period.

(E) Inventory

Inventory consists of finished goods ready for sale and is stated at the lower of cost or market.  The Company does not have raw material or work in process inventory.

(F) Foreign Currency Translation

Assets and liabilities of our Company’s foreign subsidiary have been re-measured in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (“SFAS 52”).  Management has determined that the US dollar is the Company’s functional currency for purposes of applying SFAS 52.

The re-measurement process requires the use of historical exchange rates between the foreign currency and the US dollar currency in the presentation of the financial statements of certain non-monetary accounts.  All exchange gains and losses from re-measurement of the non-monetary assets are included in the income statement for the appropriate period.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND
NINE MONTHS ENDED SEPTEMBER 30, 2007

(G) Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings per Share".  The assumed exercise of common stock equivalents was not utilized for the year ended September 30, 2008 or the nine months ended September 30, 2007, since the effect would be anti-dilutive.

(H) Stock Options and Warrants

The company follows Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation”, (“FAS 123R”) to account for compensation costs when the Company exchanges equity for goods or services.  Under FAS 123R the cost of the services received is measured on the grant-date fair value of the equity award and amortized over the vesting period of the award.

(I) Reclassifications

Certain prior year amounts have been reclassified as discontinued operations to conform with the current year’s presentation, none of which had an impact on total assets, stockholders’ equity (deficit), net loss, or net loss per share.

(J) Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, deferred revenue, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

(K) Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly-liquid instruments purchased with a remaining maturity of three months or less to be cash equivalents.

(L) Concentrations

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk related to cash.

(M) Property and equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives.  The estimated lives in determining depreciation are recognized primarily on the straight-line method over estimated useful lives of seven years for store and office fixtures equipment.  For leasehold improvements and buildings, the Company depreciates the assets over the shorter of their estimate useful lives or original lease terms plus any renewal periods for which renewal has been determined to be reasonably assured.

(N) Income Taxes

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

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND
NINE MONTHS ENDED SEPTEMBER 30, 2007

(O) Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets.  Goodwill represents the purchase consideration given in excess of the net assets acquired in a business combination.  Goodwill and other intangible assets with indefinite lives must be tested for impairment on an annual basis.  The Company performs this annual impairment test at fiscal year end for goodwill.

Intangible assets, excluding goodwill, are stated on the basis of cost and are amortized on a straight-line basis over the estimated life.  Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise.

Recently Issued Accounting Pronouncements

The Company has adopted all accounting pronouncements effective before September 30, 2008, which are applicable to the Company.

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

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements.”  This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements.  SFAS No.157 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS 157 to have an effect on its financial statements.

On February 15, 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”).  The fair value option established by SFAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for our 2009 fiscal year.  The Company does not expect the adoption of SFAS 159 to have an effect on its financial statements.

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
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND
NINE MONTHS ENDED SEPTEMBER 30, 2007

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

In May 2008, the FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature.  This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy.  This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In September 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to and Entity’s Own Stock (“EITF 07-5”).  The pronouncement provides new guidance for determining whether equity-linked financial instruments (e.g. warrants and convertible stock) are indexed to a company’s own stock, and as a result, whether those instruments should be marked-to-market each period.  In general if there is a reset feature imbedded in the financial instrument which resets the strike price of the instrument as a result of the issuance of another financial instrument with a different stick price, the financial instrument in question is not considered indexed to the company’s own stock. Therefore, the financial instrument should be adjusted to fair value each period through the income statement.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is studying what impact, if any, EITF 07-5 will have on the Company.

NOTE 3.  GOING CONCERN

The Company’s consolidated financial statements for the year ended September 30, 2008 and the nine months ended September 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND
NINE MONTHS ENDED SEPTEMBER 30, 2007

The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its new business plan.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that by rapidly expanding the number of wholesale accounts primarily in Italy but also in other European countries coupled with the substantially lower general and administrative costs required in the wholesale business model, the Company can reach positive operating cash flow in a matter of months.

NOTE 4.  LOSS PER SHARE

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

There were 167,175,090 and 51,657,162 common stock equivalents at September 30, 2008 and 2007, respectively as follows:

	September 30, 2008	September 30, 2007
Warrants outstanding	22,500,000	7,500,000
Fully vested non qualified stock options	11,000,000	11,000,000
Conversion of notes payable	37,584,050	33,157,162
Conversion of Series C preferred stock	96,091,040	-
Total	167,175,090	51,657,162

Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

NOTE 5.   PROPERTY AND EQUIPMENT

As further described in Notes 10 and 14, on October 31, 2008, we sold the remaining four retail stores thus eliminating the retail portion of the business. The property and equipment used in the continuing operations is located at the headquarters office of ICC Italy and includes the capital lease (See Note 12).

Depreciation expense for continuing assets for the year ended September 30, 2008 and for the nine months ended September 30, 2007 were $83,541 and $3,407, respectively.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND
NINE MONTHS ENDED SEPTEMBER 30, 2007

NOTE 6.  INTANGIBLE ASSETS

A) Acquired Intangible Assets

All the intangible assets of the Company were related to the acquisition of the related retail stores in September, 2007.

As further described in Notes 10 and 14, on October 31, 2008, we sold the remaining four retail stores thus eliminating the retail portion of the business.

As a result, our Company no longer has any intangible assets in its financial statements.

B) Aggregate Amortization Expense

For the year ended September 30, 2008, the amortization expense for intangible assets totaled $459,784 all of which will have been for operations discontinued as a result of the sale of the retail stores.

No amortization expense associated with the intangible assets acquired by ICC Italy in September, 2007 was recognized in the nine months ended September 30, 2007.

C) Estimated Amortization Expenses

As a result of the sale of the retail stores, our company will has no future estimated amortization expenses.

NOTE 7.  NOTES AND CONVERTIBLE NOTES PAYABLE

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

As further described in Note 14, on December 31, 2008 following the end of the fiscal year, Nutmeg and the Company amended the September 26, 2007 Note to increase the interest rate to 13.5% effective January 1, 2009, to change the maturity date to May 11, 2010, and to eliminate the conversion feature.

On January 17, 2008, Adamas funded the first of several tranches of a total fully secured loan of $1,500,000 for use as working capital by the Company.  The loan bears interest of 10% per annum.  The loan requires monthly payments of interest only for the first 24 months then monthly payments of interest and principal based on a 20 year amortization for the next 36 months.  Principal and interest are all due in payable on or before the 60th month anniversary of this secured loan.  By June 30, 2008, Adamas had advanced all the funds under this secured loan.

On July 9, 2008 The Stealth Fund, LLLP (the “Stealth Fund”) and The Karyn M. Blaise Irrevocable Trust (“Blaise Trust”) each committed to loan the Company $300,000 pursuant to a $300,000 Convertible Note issued by the Company to each lender.  At September 30, 2008, all the funds had been advanced by the Stealth Fund and $200,000 had been advanced by the Blaise Trust under these agreements.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND
NINE MONTHS ENDED SEPTEMBER 30, 2007

Each note matures on June 30, 2010, is unsecured, and provides that outstanding principal balance of such note bears interest at 10% per year.  The first three months of interest is deferred with the first payment of monthly interest due November 1, 2008.  The Company has the right to prepay the note at any time without penalty.  Each note is convertible into shares of the Company’s common stock at a conversion rate of $.007 per share, which rate is subject to adjustment for share splits and consolidations.  The notes contain a provision (which may be waived upon 61 days prior written notice) that the outstanding principal amount of the notes may not be converted into shares to the extent that such conversion would result in the payee having beneficial ownership of the Company’s Common Stock of more than 4.99% (such beneficial ownership and percentage of beneficial ownership being determined in accordance with SEC Rule 13d-3).  An event of default would occur under each note if the Company fails to make any payment required by the note within five days after written notice from the holder of the note, becomes insolvent, bankrupt, or in general fails to pay its bills on time, or violates a covenant in the note which remains uncured after 20 days notice.  After the occurrence of an event of default, the outstanding principal balance and all past due interest will bear interest at the rate of 18% until paid.

On July 9, 2008 Adamas signed the first addendum (“First Addendum”) to the Company’s Promissory Note dated January 15, 2008 to Adamas (the “Adamas Note”). which evidences a $1,500,000 loan to the Company made on such date.  The First Addendum allows the Company to defer the interest otherwise due each month through the interest only period without penalty starting with the interest due in June, 2008.

The common stock of our Company is very thinly traded and our preferred stock is not registered for trading.  There are frequent trading days when the common stock is not traded.  Should the holders of the above convertible notes payable elect to convert their notes to common stock and decide to sell shares, the market for the Company’s common stock would likely not be able to absorb the total volume of the shares so converted.  Consequently, we have not treated the convertible options in above notes payable as a derivative within the meaning of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as the shares so converted could not be readily converted to cash without substantial market disruption and a heavy discount in price which would render the converted stock virtually worthless.

NOTE 8.  PREFERRED STOCK

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

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND
NINE MONTHS ENDED SEPTEMBER 30, 2007

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

The issuance of the Series C preferred stock was accounted for as a liability in accordance with SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  EITF D-98“Classification and Measurement of Redeemable Securities” requires that the difference between the carrying amount of the preferred stock and the mandatory redemption value be accreted over time in order that the carrying value of the preferred stock equal its mandatory redemption value at the mandatory redemption date.  For the year ended September 30, 2008, $1,020,028 was accreted to the carrying value of the preferred stock for this purpose.

We have not treated the convertible option in the Series C preferred stock as a derivative within the meaning of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as the common shares so converted could not be readily converted to cash without substantial market disruption and a heavy discount in price which would render the converted stock virtually worthless.

On January 15, 2008 the Company and Adamas amended the original stock purchase agreement for a fourth time (“Fourth Amendment”) to further reduce and extend the amount of positive net income before tax that our Company may be required to use to purchase the Series C preferred stock beginning in the third calendar quarter of 2008.  This reduction is based on a sliding scale which begins with 10% in 2008 and increases to 20%, 25%, and 30% in subsequent years. In return for this adjustment, the Company issued to Adamas 15,000,000 warrants to purchase the Company’s common stock at $.01 per share.  The warrants have a life of 5 years.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND
NINE MONTHS ENDED SEPTEMBER 30, 2007

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

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND
NINE MONTHS ENDED SEPTEMBER 30, 2007

NOTE 9.  STOCKHOLDERS’ EQUITY

A) Super-Voting Rights of Preferred Stock

On September 28, 2007, the Purchase Agreement was amended and Adamas agreed to exchange the Series B preferred stock for a new Series C preferred stock.  (See Note 7).  The holders of Series B and Series C preferred stock may each cast 60 votes per share whereas a share of common stock has one vote per share on all matters requiring a vote of the shareholders.  To illustrate the impact of this preference, at the annual stockholders meeting held on November 27, 2007, this preference allowed Adamas, as the holder of all outstanding shares of Series C preferred stock, to cast approximately 76% of the votes on all matters on which a shareholder vote was taken.

B) Warrants Outstanding

The following table summarizes the changes in our warrants outstanding and the related prices for the shares of our common stock.

	Number	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2006	7,500,000	$0.050

Granted	-	-
Cancelled	-	-
Exercised	-	-

Exercisable September 30, 2007	7,500,000	$0.050

Granted	15,000,000	$0.010
Cancelled	-	-
Exercised	-	-

Exercisable September 30, 2008	22,500,000	$0.023

Weighted average remaining life	3.3 years

For the warrants granted on January 15, 2008, the fair value of the warrants on the date of grant was $111,310 computed using the Black-Scholes valuation model with a historical volatility rate of 162%, zero dividend payment, and a 5 year bond equivalent rate of 3.0% on the date of issue.  The $111,310 fair value of the warrants on the date of grant is being amortized over the life of the underlying preferred stock which has a mandatory redemption date of October 1, 2012.  During the year ended September 30, 2008, we amortized $16,750 respectively, to interest expense in this regard.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND
NINE MONTHS ENDED SEPTEMBER 30, 2007

C) Options Outstanding

The following table summarizes the changes in non statutory compensatory stock options issued to officers and consultants of our Company and the related prices for the shares of our common stock.  There were no options granted during the year ended September 30, 2008.

	Number	Weighted Average Exercise Price Per Share

Outstanding December 31, 2006	-	-

Granted	11,000,000	$0.006
Cancelled	-	-
Exercised	-	-

Exercisable September 30, 2007	11,000,000	$0.006

Granted	-	-
Cancelled	-	-
Exercised	-	-

Exercisable September 30, 2008	11,000,000	$0.006

Weighted average remaining life	8.9 years

NOTE 10.  DISCONTINUED OPERATIONS

As more fully discussed in Note 14, on October 31, 2008 following the fiscal year end on September 30, 2008, our Company sold the remaining four retail stores of ICC Italy in order to focus completely on the wholesale telecom business.  Almost all the remaining fixed assets and all the facility leases of the Company are part of the sale.

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, related to the accounting and reporting for segments of a business to be disposed of. The results of operations for the retail stores have been classified as discontinued operations in all periods presented.

Revenue included in discontinued operations of the retail stores for the year ended September 30, 2008 and for the nine months ended September 30, 2007 were $1,149,164 and $21,540, respectively.

The sale of the retail stores impairs the intangible assets associated with the acquisition of the stores in 2007. As a result we recognized an impairment charge of $99,628 for the complete impairment of the remaining intangible assets related to the acquisition of retail stores.

On June 29, 2007 we transferred to Mr. Thomas Large (a former officer and director of our Company) 100% of the capital stock of Designer Appliances, Inc. and all other assets and liabilities of our Company relating to our Company’s computer mouse and software business, including intellectual property and physical materials, including hardware and software and all rights pertaining thereto.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND
NINE MONTHS ENDED SEPTEMBER 30, 2007

The results of operations of our computer mouse and software business were presented as discontinued operations in these financial statements as well. Revenue included in discontinued operations for the computer mouse and software business for the nine months ended September 30, 2007 was $144,849.

NOTE 11. LEASE COMMITMENTS

The Company currently has one capital lease with a 36-month term and a $1.00 buyout option after the final payment under the lease.

Capital lease obligations consist of the following:

September 30, 2008
Lease for accounting hardware and software system expiring 2010	$141,596
Less current portion	(69,701)
Total	$71,894

As further described in Notes 10 and 14, on October 31, 2008, we sold the remaining four retail stores.  The sale of the stores ended our Company’s leases on the stores.  In addition, in October, 2008, we were released from our lease on the Mantua office facility and sublet a small office apartment on a month to month basis to house our Italian operations headquarters while we are building the wholesale operations.

Our U.S. facilities are currently provided at no charge by the President of the Company.

Future minimum lease payments are as follows for the fiscal year:

	Capital	Operating	Total
2009	$77,943	$-	77,943
2010	74,744	-	74,744
2011	-	-	-
Thereafter	-	-	-

Total	$152,717	$-	$152,717
Less amounts representing interest	(11,121)	-	(11,121)
Present value of minimum lease payments	141,596	-	141,596
Less current portion	(69,701)	-	(69,701)

Total, net of current portion	$71,894	$-	$71,894

For the year ended September 30, 2008 and the nine months ended September 30, 2007, depreciation for assets on the capitalized lease was $78,230 and $3,260, respectively.

NOTE 12 INCOME TAXES

The United States parent company, its Italian subsidiary, and its inactive United Kingdom subsidiaries each file a separate income tax return.  There was no income tax expense for the year ended September 30, 2008 and for the nine months ending September 30, 2007.  The nine months ended September 30, 2007 was a short tax year reflecting the change in our fiscal year from December 31st to September 30th.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND
NINE MONTHS ENDED SEPTEMBER 30, 2007

The effective tax expense differs from the expected tax expense for the tax years ended September 30, 2008 and 2007, respectively.  The expected tax expense was computed by applying U.S. federal corporate tax rate of 34 percent to the US income before taxes and the Italian corporate tax rate of 31.5 percent to ICC Italy’s income before taxes, as follows:

	Tax Year Ended September 30, 2008	Tax Year Ended September 30, 2007

Computed expected tax expense (benefit)	$(1,237,204)	$(117,288)
Change in valuation allowance	1,237,204	117,288

Effective tax expense	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets at September 30, 2008 and 2007, respectively, are as follows:

	Tax Year Ended September 30, 2008	Tax Year Ended September 30, 2007
Deferred tax assets:
Net operating loss carry forwards	$2,584,217	$1.308,946
Less valuation allowances	(2,584,217)	(1,308,946)

Net deferred tax assets	$-	$-

As of September 30, 2008, the United States parent company had net operating loss carry forwards of approximately $4,916,000 for US income tax purposes.  The net operating loss carry forwards are available to offset future taxable income expiring on various dates through 2028.

Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carryforwards when an ownership change, as defined by the tax law, occurs.  Generally this limitation arises when a greater than 50 percentage point change in ownership occurs.  Accordingly, the actual utilization of the net operating loss and carryforwards for tax purposes may be limited to a percentage (approximately 6%) of the fair market value of the Company at the time of any such ownership change.

As of September 30, 2008, ICC Italy had net operating loss carry forwards of approximately $2,897,000 for Italian income tax purposes.  As the net operating loss carry forwards were incurred within three fiscal years of the formation of the ICC Italy, they may be carried forward without limit.

Based on the uncertainty of whether either the US and Italian tax loss carry forwards may ultimately be utilized prior to their expirations, valuations of $2,584,217 and $1,308,946 were recorded during the tax years ended September 30, 2008 and 2007, respectively.

The net change in the valuation allowance during the year ended September 30, 2008 was an increase of $1,275,271.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND
NINE MONTHS ENDED SEPTEMBER 30, 2007

NOTE 13.  COMMITMENTS AND CONTIGENCIES

Preferred Stock Optional Re-Purchase Requirement

As part of the various amendments to the original June 29, 2007 stock purchase agreement under which Adamas purchased a total of 39,921,267 shares of common stock and a total of 8,554,552 shares of Series C preferred stock, the Company is required to set aside to redeem the outstanding shares of Series C preferred stock at $1 per preferred stock share, 10% of its positive net income before income taxes above $50,000 in the third and fourth calendar quarters of 2008 and the first and second calendar quarters of 2009.  The percentage of positive net income before income taxes above $50,000 that is required to be set aside increases to 20%, 25%, and 30% for the third and fourth calendar quarters of 2009 and the first and second calendar quarters of 2010; the third and fourth calendar quarters of 20010 and the first and second calendar quarters of 2011; and the third and fourth calendar quarters of 2011 and the first and second calendar quarters of 2012, respectively.  Adams must notify the Company during each quarter if it elects to exercise its option for that quarter only.  Payments are due to the Trust within 10 days following the filing of the Company’s 10-QSB or 10-KSB.

As part of the various amendments to the original December 3, 2007 stock purchase agreement under which the Company sold 4,921,267 shares of its common stock and 1,054,552 shares of its Series C preferred stock to The Melanie S. Altholtz Irrevocable Trust (the “Trust”), the Company gave the Trust the option to require the Company to purchase the Series C preferred stock on a quarterly basis starting in the third calendar quarter of 2008 using 3% of the Company’s positive net income before tax exceeding $50,000 as reported in the Company’s quarterly and annual SEC filings. The Trust must notify the Company during each quarter if it elects to exercise its option for that quarter only.  Payments are due to the trust within 10 days following the filing of the Company’s 10-QSB or 10-KSB.

NOTE 14.  SUBSEQUENT EVENTS

On October 3, 2008, we received the final advance of $100,000 from the Blaise Trust.

On October 15, 2008, Adamas committed to loan the Company up to $350,000 and the Company executed and delivered to Adamas a promissory note to evidence all loans to be made pursuant to such commitment (“October 15, 2008 Note”).

The Note matures on December 31, 2009, is unsecured, and provides that outstanding principal balance of such note bears interest at 10% per year.  All interest is accrued through February 2009, and all accrued interest is due March 1, 2009 with monthly payments of interest thereafter.  There is no prepayment penalty on the Note.

On October 17, 2008 the Company received an advance of $149,000 from Adamas under the October 15, 2008 Note.

On October 31, 2008, ICC Italy sold the remaining four retail stores for $249,700 in an installment sale to an investor group that included former employees of the Company.  The terms provide for a payment of $36,100 down with the balance paid over the following 50 months.  The effective interest rate on the payments is approximately 7.3%.  The Company recorded a loss of $170,000 on the sale.

On November 25, 2008, the Company received an advance of $116,000 from Adamas under the October 15, 2008 Note.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND
NINE MONTHS ENDED SEPTEMBER 30, 2007

On December 15, 2008, the Stealth Fund, committed to loan the Company up to $300,000, and the Company executed and delivered to the Stealth Fund a promissory note to evidence all loans to be made pursuant to such commitment.  The Company was advised by Wealth Strategy Partners, which is the general partner for both Adamas and the Stealth Fund that the remaining $85,000, which could have been advanced by Adamas under the October 15, 2008 Note would be advanced as part of this loan instead.

The Note matures on January 1, 2012, is unsecured, and provides that outstanding principal balance of such note bears interest at 10% per year.  The first six months of interest is accrued and added to the principal of the note.  Monthly payments of interest on the outstanding principal of the note begin July 1, 2009.  The Company has the right to prepay the note at any time without penalty.  The note is convertible into shares of the Company’s common stock at a conversion rate of $.0015 per share, which rate is subject to adjustment in the event of subdivisions or combinations of the Company’s common Stock.

As further consideration to make the loan to the Company, the Company issued to the Stealth Fund a warrant to purchase 4,500,000 shares of the Company’s common stock (the “Warrant”) at any time before January 1, 2014 at a price per share of $.0015, which exercise price is subject to adjustments upon the occurrence of certain events, including stock splits, stock dividends, sub-divisions and combinations of the Company’s common stock.

On December 12 and December 22, 2008 and on January 5, 2009, the Company received $115,000, $85,000, and $50,000 in advances, respectively, under this Note.

On December 31, 2008 the Company entered into an agreement (the “Exchange Agreement”) whereby The Nutmeg MiniFund, LLLP (“Nutmeg”) an affiliate of the Company, returned to the Company for cancellation 19,696,389 shares of the Company’s common stock in return for the issuance to Nutmeg of an unsecured promissory note (the “Note”) in the principal amount of $442,502.75 which is the amount paid by Nutmeg for all of the common stock of the Company being returned by Nutmeg less the proceeds from any sales of the common stock.  The common stock being returned had been issued to Nutmeg in various transactions.  This common stock of the Company being returned was all of the Company’s capital stock Nutmeg owned at the time of the transaction.

The outstanding principal of the Note bears interest at the rate of 5% per year.  Payments of interest and principal will be due quarterly on the last day of each calendar quarter commencing September 30, 2009.  Principal payments will be $25,000 per quarter for four quarters with the first payment of principal due on December 31, 2010. Thereafter, the Company shall be required to make consecutive quarterly payments of principal in the amount of $27,500 each for the next four quarters, $30,000 each for the next four quarters and thereafter, $32,500 per quarter until all principal on the Note has been paid.

Pursuant to the Exchange Agreement Nutmeg also waived the payment to it of $1,150 due from the Company for past investor relations activities.

In connection with the Exchange Agreement on December 31, 2008 the Company and Nutmeg/Mercury, LLLP (“Nutmeg/Mercury”) entered into a first amendment of the Superseding Note of September 26, 2007 (“Superseding Note”) between the Company and Nutmeg Mercury and signed in September, 2007 in the principal amount of $60,000 plus accrued interest. In the first amendment, the Company agreed to increase the interest rate on the Superseding Note from 12.5% to 13.5% per year effective January 1, 2009 and Nutmeg/Mercury agreed to (a) extend the maturity date of the Superseding Note from May 11, 2009 to May 11, 2010, (b) eliminate the option of the note holder (Nutmeg/Mercury) to convert some or all of the note’s principal and accrued interest into the Company’s common stock and (c) return to the Company for cancellation warrants to purchase an aggregate of 7,500,000 shares of the Company’s common stock held by Nutmeg/Mercury.  After such cancellation Nutmeg/Mercury no longer owns any warrants to purchase the Company’s capital stock.

At December 31, 2008, the Nutmeg/Mercury note had accrued $17,574 in interest.  The principal and accrued interest on the Nutmeg/Mercury note was convertible into approximately 38,786,847 shares of common stock of the Company.