Form 10-Q
period 2008-12-31
ICC Worldwide, Inc.
filed 2009-02-19
CIK 1078724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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
Yes oNo ox

Our Company had 180,424,045 shares of common stock outstanding as of February 1, 2009.

INDEX

PART 1 - FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed consolidated balance sheet as of December 31, 2008 (unaudited) and September 30, 2008	3

Condensed consolidated statements of operations for the three months ended December 31, 2008 and 2007 (unaudited)	4

Condensed consolidated statements of cash flows for the three months ended December 31, 2008 and 2007 (unaudited)	5

Notes to condensed consolidated financial statements (unaudited)	6

Item 2. Management's Discussion and Analysis or Plan of Operation	13

Item 3. Controls and Procedures	18

PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	September 30, 2008
	(Unaudited)
ASSETS

Current assets:
Cash	$64,282	$51,552
Accounts receivable	86,863	4,335
Note receivable	56,721	-
Inventory	19,326	5,348
Deposits and other current assets	145,445	81,139
Current assets of discontinued operations	-	84,249
Total current assets	372,637	226,623

Furniture and fixtures	16,883	22,016
Office and store equipment	252,978	251,975
Less accumulated depreciation	(112,378)	(86,948)
Net fixed assets	157,483	187,043

Note receivable	154,204	-
Deferred financing costs - net	89,982	94,560
Other assets	2,670	2,670
Non current assets discontinued of discontinued operations	-	341,777

Total assets	$776,976	$852,673

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$623,705	$184,211
Accrued interest	145,201	85,124
Capitalized lease obligation - current portion	70,183	69,701
Notes payable - current portion	112,001	112,001
Current liabilities of discontinued operations	25,019	344,839
Total current liabilities	976,109	795,876

Capitalized lease obligation - long term	53,007	71,894
Notes payable - long term	3,007,503	2,000,000
Preferred stock, $.0001 par value, 30,000,000 shares authorized, 9,609,044 Series C issued and outstanding, includes accretion of $1,273,950 and $1,020,028, respectively; mandatory redeption on October 1, 2012 at $.60 per share	1,956,592	1,702,670

Total liabilities	5,993,211	4,570,440

Stockholders' deficit:
Common stock, $.0001 par value, 450,000,000 shares authorized, 180,424,045 and 200,120,434 shares outstanding, respectively	18,043	20,012
Additional paid-in capital	7,326,131	7,765,315
Accumulated deficit	(12,560,409)	(11,503,094)
Total stockholders' deficit	(5,216,235)	(3,717,767)

Total liabilities and stockholders' deficit	$776,976	$852,673

See accompanying notes to unaudited condensed consolidated financial statements

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	December 31, 2008	December 31, 2007

Revenue	$180,379	$17,735

Cost of goods sold	231,247	17,735

Gross profit	(50,868)	-

General and administrative expenses	484,815	288,965

Loss from continuing operations before other expense	(535,683)	(288,965)

Accretion to preferred stock	(253,922)	(253,922)
Interest expense, net and financing cost	(69,141)	(5,496)

Loss from continuing operations before provision for income taxes	(858,746)	(548,383)

Provision for income taxes	-	-

Loss from continuing operations	(858,746)	(548,383)

Loss from discontinued operations	(26,567)	(454,725)

Net loss from disposal of discontinued operations	(172,230)	-

Net loss	$(1,057,543)	$(1,003,108)

Loss per common share, basic and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)
Loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	199,906,343	192,631,549

See accompanying notes to the consolidated financial statements.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Three Months Ended December 31,
	2008	2007

Cash flows from operating activities:
Net loss from continuing activities	$(858,746)	$(534,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,044	20,488
Amortization of deferred interest expense	5,928	-
Accretion to preferred stock	253,922	253,922
Changes in operating assets and liabilities:
(Increase) decrease in
Accounts receivable	(82,528)	-
Inventory	(13,978)	-
Prepaid expenses	(64,306)	(4,413)
Increase (decrease) in
Accounts payable and accrued expenses	499,571	(28,984)
Net cash flow from discontinued operations	(333,601)	(834,124)

Net cash used in operating activities	(572,694)	(1,127,601)

Cash flows from investing activities:
Purchase of property and equipment	-	(3,017)
Net cash flow from discontinued operations	35,243	(40,074)
Sale of property and equipment	3,585	-

Net cash (used in) provided by investing activities	38,828	(43,091)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	-	151,968
Proceeds from issuance of common stock	-	348,032
Proceeds from issuance of notes payable	565,000	-
Payments on capitalized lease obligation	(18,404)	(9,482)
Payments on notes payable	-	(15,000)

Net cash provided by financing activities	546,596	475,518

Effect of exchange rate changes on cash	-	(2,987)

Net increase (decrease) in cash	12,730	(698,161)

Cash, beginning of period	51,552	1,029,949
Cash, end of period	$64,282	$331,788

Non-Cash Financial Information:
Notes payable issued in exchange for common stock	$442,503	$-
Warrants issued as part of financing arrangements	1,350	-

Supplemental disclosures
Cash paid for interest	$-	$-
Cash paid for taxes	-	-

See accompanying notes to consolidated financial statements.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2008
(Unaudited)

GENERAL

The accompanying unaudited consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, necessary to make the consolidated financial position, results of operations and cash flows for the interim periods not misleading. Interim periods are not necessarily indicative of results for a full year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended September 39, 2008 and the notes thereto contained in the Company’s Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission (“SEC”).

NOTE 1.  ORGANIZATIONAL MATTERS AND NATURE OF THE BUSINESS

ICC Worldwide, Inc. (“we”, “us”, “the Company”, or “Torbay”) was incorporated on March 24, 1999 as a Delaware corporation named Acropolis Acquisition Corporation.  We changed our name to Torbay Holdings, Inc. on July 14, 1999.  We became a reporting company public company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on October 26, 1999 as a result of a merger with Torbay Acquisition Corporation (“TAC”).  On November 27, 2007, our stockholders approved the change in our name to ICC Worldwide, Inc.

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

As a result of our investigations, we focused on a strategy that provided certain goods and services to the ethnic immigrant worker communities in Italy.  These goods and services included products in the broad areas of:  (1) telecommunications, (2) entertainment, (3) ethnic food products, and (4) financial services.  The goods and services were to be delivered by our Company on a wholesale basis through a large, well established network of independently-owned retail stores throughout Italy.  In addition to the wholesale business activities, the Company would operate a small number of its own retail stores in Italy which served customers in this market.

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

Our major wholesale products include VoIP (Voice over the Internet Protocol) services to retail telephone call shop operators (“call shops”), international calling cards, and cell phone recharge cards (collectively “cards”).  The common characteristic of the wholesale products is that they are prepaid by the wholesale account, require little physical inventory investment, and are deliverable by ICC Italy to the call shops through the Internet.  This business model is highly scalable and makes possible the expansion of the business beyond Italy into all of Europe on an extremely cost effective basis.

The three months ended December 31, 2008 contains the first two months of operations of our wholesale only business model as refined and may not be indicative of future operating results

NOTE 2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of ICC Worldwide, Inc., and its wholly own subsidiaries, ICC Italy Srl, and Designer Appliances Ltd. (collectively, the “Company”). All significant inter-company transactions have been eliminated in consolidation.  Designer Appliances Limited is an inactive company.

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

(C) Revenue Recognition

The Company’s retail products and services are sold primarily for cash.  Revenue is recognized at the time the products or services are sold and collection is assured.

The Company wholesale revenue is primarily commissions on the sale of VoIP (Voice Over the Internet Protocol) telecommunication services and the revenue from the sale of international calling cards and cell phone recharge cards.  Revenue is recognized when services and cards are sold and collection is assured.

(D) Accounts Receivable

Accounts receivable are generally from resellers who represent a group of accounts to the Company.  The Company extends services to the accounts of the reseller upon receipt of the cash which the reseller typically deposits directly in the bank account of the Company.  The reseller earns a commission from the collections.

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

(G) Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings per Share".  The assumed exercise of common stock equivalents was not utilized for the three months ended December 31, 2008 and 2007, respectively, since the effect would be anti-dilutive.

(H) Stock Options and Warrants

The company follows Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation”, (“FAS 123R”) to account for compensation costs when the Company exchanges equity for goods or services.  Under FAS 123R, the cost of the services received is measured on the grant-date fair value of the equity award and amortized over the vesting period of the award.

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

(O) Preferred Stock

The issuance of the Series C preferred stock was accounted for as a liability in accordance with SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  EITF D-98“Classification and Measurement of Redeemable Securities” requires that the difference between the carrying amount of the preferred stock and the mandatory redemption value be accreted over time in order that the carrying value of the preferred stock equal its mandatory redemption value at the mandatory redemption date.  For the three months ended December 31, 2008, $253,922 was accreted to the carrying value of the preferred stock for this purpose.

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

Recently Issued Accounting Pronouncements

The Company has adopted all accounting pronouncements effective before December 31, 2008, which are applicable to the Company.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company does not expect the adoption of SFAS 160 to have an effect on its financial statements.

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

In May 2008, the FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature.  This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy.  This pronouncement was effective November 15, 2008. The pronouncement did not impact the Company’s financial statements.

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

NOTE 3.  GOING CONCERN

The Company’s condensed consolidated financial statements for the three months ended December 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 4.  DISCONTINUED OPERATIONS

On October 31, 2008, ICC Italy sold the remaining four retail stores for $249,700 in an installment sale to an investor group that included former employees of the Company.  The terms provide for a payment of $36,100 down with the balance paid over the following 50 months.  The effective interest rate on the payments is approximately 7.3%.  The Company recorded a loss of $172,000 on the sale.

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, related to the accounting and reporting for segments of a business to be disposed of. The results of operations for the retail stores have been classified as discontinued operations in all periods presented.

Revenues included in discontinued operations of the retail stores for the three months ended December 31, 2008 and 2007, respectively, were $137,547 and $231,448.

NOTE 5.  NOTE PAYABLE AND CONVERTIBLE NOTES PAYABLE

Nutmeg Notes

On September 26, 2007, we renegotiated the promissory note we issued on May 11, 2007 (the “May 11, 2007 Note”) to evidence the $60,000 which we borrowed from The Nutmeg/Mercury Fund LLLP (“Nutmeg/Mercury”).  The principal and interest on the May 11, 2007 Note were due at maturity and were convertible into common shares of our Company at the rate of the lower of $.002 per share or two other valuation formulas.

The May 11, 2007 Note was superseded by a new promissory note (the “September 26, 2007 Note”) which bears a 12.5% interest rate with principal and accrued interest due at maturity on May 11, 2009.  The principal and accrued interest may be converted at any time into the common stock of the Company at $.002 per share.

On December 31, 2008, following the end of the fiscal year, Nutmeg and the Company amended the September 26, 2007 Note to increase the interest rate to 13.5% effective January 1, 2009, to change the maturity date to May 11, 2010, and to eliminate the conversion feature.

On December 31, 2008 the Company entered into an agreement (the “Exchange Agreement”) whereby The Nutmeg MiniFund, LLLP (“Nutmeg”) an affiliate of the Company, returned to the Company for cancellation 19,696,389 shares of the Company’s common stock in return for the issuance to Nutmeg of an unsecured promissory note (the “Note”) in the principal amount of $442,500, which is the amount paid by Nutmeg for all of the common stock of the Company being returned by Nutmeg less the proceeds from any sales of the common stock.  The common stock being returned had been issued to Nutmeg in various transactions.  This common stock of the Company being returned was all of the Company’s capital stock Nutmeg owned at the time of the transaction and will be cancelled by the Company.

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

Pursuant to the Exchange Agreement, Nutmeg also waived the payment to it of $1,150 due from the Company for past investor relations activities.

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

Adamas Notes

On October 15, 2008, Adamas committed to loan the Company up to $350,000 and the Company executed and delivered to Adamas a promissory note to evidence all loans to be made pursuant to such commitment (“October 15, 2008 Note”).

The Note matures on December 31, 2009, is unsecured, and provides that outstanding principal balance of such note bears interest at 10% per year.  Interest is accrued through February 2009.  Accrued interest is due March 1, 2009 with monthly payments of interest thereafter.  There is no prepayment penalty on the Note.

During the three months ended December 31, 2008, the Company received an advance of $149,000 from Adamas under the October 15, 2008 Note and an advance of $116,000 from Adamas under the October 15, 2008 Note.

Stealth Fund and Blaise Trust Notes

On July 9, 2008, The Stealth Fund, LLLP (the “Stealth Fund”) and The Karyn M. Blaise Irrevocable Trust (“Blaise Trust”) each committed to loan the Company $300,000 pursuant to a $300,000 Convertible Note issued by the Company to each lender.  At September 30, 2008, all the funds had been advanced by the Stealth Fund and $200,000 had been advanced by the Blaise Trust under these agreements.

The Stealth Fund and Blaise Trust notes each matures on June 30, 2010, are unsecured, and provide that outstanding principal balance of such note bears interest at 10% per year.  The first three months of interest is deferred with the first payment of monthly interest due November 1, 2008.  The Company has the right to prepay the note at any time without penalty.  Each note is convertible into shares of the Company’s common stock at a conversion rate of $.007 per share, which rate is subject to adjustment for share splits and consolidations.  The notes contain a provision (which may be waived upon 61 days prior written notice) that the outstanding principal amount of the notes may not be converted into shares to the extent that such conversion would result in the payee having beneficial ownership of the Company’s Common Stock of more than 4.99% (such beneficial ownership and percentage of beneficial ownership being determined in accordance with SEC Rule 13d-3).  An event of default would occur under each note if the Company fails to make any payment required by the note within five days after written notice from the holder of the note, becomes insolvent, bankrupt, or in general fails to pay its bills on time, or violates a covenant in the note which remains uncured after 20 days notice.  After the occurrence of an event of default, the outstanding principal balance and all past due interest will bear interest at the rate of 18% until paid.

During the three months ended December 31 2008, the Company received the final advance of $100,000 from the Blaise Trust.

On December 15, 2008, the Stealth Fund, committed to loan the Company up to an additional $300,000, and the Company executed and delivered to the Stealth Fund a promissory note to evidence all loans to be made pursuant to such commitment.  The Company was advised by Wealth Strategy Partners, which is the general partner for both Adamas and the Stealth Fund, that the remaining $85,000, which could have been advanced by Adamas under the October 15, 2008 Note, would be advanced as part of this loan instead.

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

We have not treated the convertible option in the Note as a derivative within the meaning of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as the common shares so converted could not be readily converted to cash without substantial market disruption and a heavy discount in price which would render the converted stock virtually worthless.

The warrants were granted on December 12, 2008.  At that time, the fair value of the warrants was estimated to be $1,350 computed using the Black-Scholes valuation model with a historical volatility rate of 495%, zero dividend payment, and a 5 year bond equivalent rate of 1.55%.  The $1,350 fair value of the warrants on the date of grant is being amortized over the life of the underlying note which is 36.5 months.  During the three months ended December 31, 2008, we amortized $18 to interest expense in this regard.

During the three months ended December 31, 2008, the Company received $115,000 and $85,000 in advances under this Note.

NOTE 6.  SUBSEQUENT EVENTS

On January 5, 2009, the Company received the last $50,000 advance under the Stealth Fund note of December 15, 2008.

On January 27, 2009, the Melanie S Altholtz Irrevocable Trust (“Trust”) loaned the Company $200,000 and the Company executed and delivered to the Trust a promissory note (the “Note”) to evidence all loans to be made pursuant to such commitment.

The Note matures on January 31, 2012, is unsecured, and provides that the outstanding principal balance of such Note bears interest at 15% per year.  During the first six months, payments of only interest are due.  Thereafter, monthly payments of interest and principal totaling $ 8,306 per month are due until the Note matures.

The monthly payment of interest and/or interest and principal will be increased by 50% starting in the third month of the calendar quarter following the calendar quarter in which the Company first reports positive cash provided by operations in its Statement of Cash Flows as set forth in the Company’s Quarterly Report on Form 10-Q or Annual Report on Form 10-K to be filed with the U.S. Securities and Exchange Commission.

As further consideration for the loan to the Company, the Company issued to the Trust a warrant to purchase 8,000,000 shares of the Company’s common stock (the “Warrant”) at any time before January 31, 2014 at a price per share of $.0009, which exercise price is subject to adjustments upon the occurrence of certain events, including stock splits, stock dividends, subdivisions and combinations of the Company’s Common Stock.

The warrants were granted on January 28, 2009.  At that time, the fair value of the warrants was estimated to be $3,200 computed using the Black-Scholes valuation model with a historical volatility rate of 497%, zero dividend payment, and a 5 year bond equivalent rate of 1.7%.  The $3,200 fair value of the warrants on the date of grant is being amortized over the life of the underlying note which is 36 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including exhibits thereto, contains forward-looking statements. These forward-looking statements are typically identified by the words "anticipates", "believes", "expects", "intends", "forecasts", "plans", "future", "strategy", or words of similar meaning.  Various factors could cause actual results to differ materially from those expressed in the forward-looking statements.  The Company assumes no obligations to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors, except as required by law.

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

On October 31, 2008, we sold the retail store component of the business for $249,700 to focus exclusively on the wholesale telecommunications aspects of the market with retail telephone call shop operators as the target customer (“call shops”).

Our major wholesale products include VoIP (Voice Over the Internet Protocol) services as well as international calling cards, and cell phone recharge cards (“cards”).  The common characteristic of these wholesale products is that they are prepaid by the wholesale account, they require little physical inventory investment, and they are deliverable by ICC to the call shop accounts through the Internet.  This business model is highly scalable and makes possible the expansion of the business beyond Italy into all of Europe on an extremely cost-effective basis.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2008.

Critical Accounting Policies

Our Company makes estimates and assumptions in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008. The accounting policies used in preparing our interim condensed consolidated financial statements are the same as those described in the Annual Report.

Exchange Rate Activity

As our Company obtains all of its revenue and incurs most of its expenses in Italy, the reported performance of our Company will be heavily influenced by the currency exchange rates.

Change in Revenue and Cost Profile

The further focus of the Company on the wholesale account business model from the retail store based business model will also be reflected in a shift in how the revenues of the Company are recognized.

Under the retail store based business model, the Company sold products from its inventory in the retail stores to its customers.  Revenue reflected the price of the products sold.  Cost of goods sold was the price paid by the Company to purchase the physical inventory.  Gross profit was calculated as revenue less the cost of goods sold.

Under the wholesale account business model, the Company sells access to value instead of physical products: VoIP and cards on a prepaid basis to call shop operators for resale to their retail customers.  As the Company does not own the underlying goods, the commission earned on the sale will become the Company’s revenue.  The Company will ultimately have little, if any, cost of goods sold.

In selling card services, the Company presently still purchases the physical cards from card vendors and then resells them to the individual call shops.  The Company puts the serial number of the purchased card into the Company’s computer.  When a call shop purchases a particular card, the Company merely transmits the serial number of the card to the call shop.  The advantage for the call shop is that the call shop no longer has to maintain a physical inventory of the cards with the attendant working capital and card security issues.  The margin to the Company for an individual card is on the order of pennies.  On the other hand, the turnover of the cards is very high and, as a result, the sale of cards can be a very profitable business activity.  The Company believes that the profitability of the cards at any given call shop could exceed the commission on the VoIP services sold to the same call shop.

Since at the present time, the Company takes physical possession of the card, the Company must recognize as revenue the amount paid by the call shop to the Company for the card.  Gross profit is the difference between the amount paid by the call shop to the Company and the amount paid by the Company to the card vendor for the card.  At some point in the future, the Company expects to be able to interface directly with the various card companies and to buy the serial numbers without the physical card as the call shop account buys the cards from the Company.  At that point, the Company would be acting as an agent and the Company would no longer report the value of the card purchase as revenue but would report the margin on the sale of the card as revenue.

Thus, in the transition from the retail store based business model to the wholesale account model, the revenue of the Company will not appear to be growing quickly because the Company is shifting the basis for recognizing revenue from that of the purveyor of goods for all products to that of agent earning a commission on the VoIP and card activity.

Likewise, the cost of goods sold will not appear to be growing quickly.  In the retail store based business model, the Company sold physical goods.  In the future as the transition to the wholesale account business model is complete, the Company expects to have no inventory for VoIP activity and, ultimately, no inventory of cards.

Revenue

Continuing revenues increased $162,644 or 917% to $180,379 for the three months ended December 31, 2008 from $17,735 for the three months ended December 31, 2007.  This increase reflects the heightened focus of the Company on card and VoIP services in the three months ended December 31, 2008 compared to that of the card activity and an immaterial amount of VoIP commissions which were incidental to the retail store activity in the three months ended December 31, 2007.

During the three months ended December 31, 2007, the Company was generally on “post-paid” terms with its few wholesale accounts—the account paid after receiving the goods and services.  The Company also used resellers to sell cards.  Resellers typically act on behalf of a small group of call shops to collect the funds due the Company and earn a small commission in the process. The Company used its working capital to finance the receipt of payment as part of the Company’s overall retail business strategy.  With the transition to the Company’s wholesale focus, the Company has shifted terms to “pre-paid” cash with its resellers—wholesale accounts will pay for the VoIP services and cards before using these services.

For some of the original resellers, the transition from post-paid to pre-paid cash terms is still in process and some cash otherwise due at December 31, 2008 for cards sold has not been received.  As a result, the Company has chosen not to recognize $67,892 in card activity which had not been collected in cash at December 31, 2008.  The appropriate cost of goods sold has been recognized, however, as the cards in question have been used by the underlying accounts of the reseller.  The Company expects that this transition from post-paid to pre-paid cash terms for most resellers will be completed by March 31, 2009 and that the amounts outstanding will have been collected by that time.

While the Company does not intend to breakout VoIP commissions in its financial statements in future periods, the Company did earn $16,892 in VoIP commissions during the three months ended December 31, 2008.

Cost of Goods Sold

Cost of goods sold increased $213,512 or 1,204% to $231,247 for the three months ended December 31, 2008 from $17,735 for the three months ended December 31, 2007.  This increase reflects the heightened focus of the Company on card and VoIP services in the three months ended December 31, 2008 compared to that of the card activity and an immaterial amount of VoIP commissions which were incidental to the retail store activity in the three months ended December 31, 2007.

Gross Profit

Gross profit decreased $50,868 for the three months ended December 31, 2008 from $0 for the three months ended December 31, 2007.  The decrease is due to the transition in the Company’s terms of sales from post-paid to pre-paid cash terms as discussed above under Revenue above.

General and Administrative Expenses

Continuing general and administrative expenses increased $195,850 or 68% to $484,815 for the three months ended December 31, 2008 from $288,965 for the three months ended December 31, 2007.  Most of this increase over the three months ended December 31, 2007 reflects the presence of a full time CEO in the US and a full time executive in Europe knowledgeable in European wholesale telecommunications activities related to the immigrant groups the Company is targeting as well as the professional fees associated with the audit of the Company’s fiscal year end at September, 2008

Included in the general and administrative expenses for the three months ended December 31, 2008 are executive compensation expenses of $130,176, professional fees of $77,618, corporate rent of $11,307, payroll and taxes of $50,026 and non cash depreciation expenses of $20,277.

General and administrative expenses for ongoing operations for the three months ended December 31, 2007 included executive compensation of $24,000, financial consulting expenses of $50,085, professional fees of $52,612, corporate rent of $16,500, payroll and taxes of $58,987, and noncash charges depreciation expenses of $23,466.

Interest Expense and Financing Costs

Interest expense and financing costs increased $63,645 or 1,158% to $69,141 for the three months ended December 31, 2008 from $5,496 for the three months ended December 31, 2007.

The interest and financing costs for the three months ended December 31, 2008 represents primarily $5,929 in amortized interest expense associated with the issuance of warrants in January and December 2008, $2,330 in capitalized interest expense, and $60,078 in accrued interest on notes payable.

The interest expense for the three months ended December 31, 2007 represents primarily capitalized interest expense of $4,276 and accrued interest expense of $2,230 on notes payable offset by $1,010 in interest income.

Net Loss

Our Company recorded a net loss of $1,057,543 for the three months ended December 31, 2008 of which $198,797 was related to the discontinued retail store operations and the sale of those assets and $253,922 was related to non cash accretion expense to the preferred stock.

A net loss of $1,003,108 was recorded for the three months ended December 31, 2007 of which $454,725 was related to the discontinued retail store operations and $253,922 was related to non cash accretion expense to the preferred stock.

Liquidity and Cash Position

Operating Activities

For the three months ended December 31, 2008, our Company used $572,694 in cash to fund operating activities. Cash required for the loss of $858,746 from continuing operations was partially offset by $280,894 in non-cash charges. Cash was also provided by a net increase of $338,759 in current accounts which included a net increase of $82,528 in accounts receivable, an increase of $13,978 in inventory, an increase of $64,306 in deposits and prepaid expenses offset by an increase of $499,571in accounts payable.  During the three months ended December 31, 2008, the Company experienced a negative cash flow of $333,601 associated with the discontinued retail operations.

For the three months ended December 31, 2007, our Company used $1,127,601 in cash to fund operating activities. Cash required for the loss of $534,490 from continuing operations was partially offset by $274,410 in non-cash charges. Cash was also required by the net increase of $33,397 in net current assets and to cover the $834,124 in cash associated with the discontinued retail store operations.

Investing Activities

For the three months ended December 31, 2008, our Company received $3,585 in cash from the sale of property and equipment during the relocation of the Company’s Italian corporate office and $35,243 in cash as the down payment from the sale of the retail stores.

For the three months ended December 31, 2007, the Company used $43,091 in cash to purchase assets.  Of this amount, $40,074 was used to purchase assets that were related to the subsequently discontinued retail store operations while $3,017 was used to purchase assets that support the continuing operations of the Company.

Financing Activities

For the three months ended December 31, 2008, our Company received net cash of $546,000 in loan proceeds and paid $18,404 on the capitalized lease obligation.

For the three months ended December 31, 2007, our Company received net cash of $500,000 from the sale of common and preferred stock and paid $9,482 on the capitalized lease obligation and $15,000 on a short term demand note.

We anticipate that our capital requirements, including capital needs for further working capital will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of our expansion. We believe that our current liquidity and resources will not provide sufficient liquidity to fund our operations for at least 12 months and the Company expects to seek additional future financing to fund our operations and expansion. The availability of such financing on terms acceptable to us or at all is not assured.

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

Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters since the sale of the retail stores.  However, management has decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 15, 2008, Adamas committed to loan the Company up to $350,000 and the Company executed and delivered to Adamas a promissory note to evidence all loans to be made pursuant to such commitment (“October 15, 2008 Note”).

.On December 15, 2008, the Stealth Fund, committed to loan the Company up to $300,000, and the Company executed and delivered to the Stealth Fund a promissory note to evidence all loans to be made pursuant to such commitment.  The Company was advised by Wealth Strategy Partners, which is the general partner for both Adamas and the Stealth Fund that the remaining $85,000, which could have been advanced by Adamas under the October 15, 2008 Note would be advanced as part of this loan instead.

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

The warrants were granted on December 12, 2008.  At that time, the fair value of the warrants was estimated to be $1,350 computed using the Black-Scholes valuation model with a historical volatility rate of 495%, zero dividend payment, and a 5 year bond equivalent rate of 1.55%.  The $1,350 fair value of the warrants on the date of grant is being amortized over the life of the underlying note which is 36.5 months.  During the three months ended December 31, 2008, we amortized $18 to interest expense in this regard.

On January 5, 2009, the Company received the last $50,000 advance under the Stealth Fund note of December 15, 2008.

On January 27, 2009, the Melanie S Altholtz Irrevocable Trust (“Trust”) loaned the Company $200,000 and the Company executed and delivered to the Trust a promissory note (the “Note”) to evidence all loans to be made pursuant to such commitment.

The Note matures on January 31, 2012, is unsecured, and provides that the outstanding principal balance of such Note bears interest at 15% per year.  During the first six months, payments of only interest are due.  Thereafter, monthly payments of interest and principal totaling $ 8,306 per month are due until the Note matures.

The monthly payment of interest and/or interest and principal will be increased by 50% starting in the third month of the calendar quarter following the calendar quarter in which the Company first reports positive cash provided by operations in its Statement of Cash Flows as set forth in the Company’s Quarterly Report on Form 10-Q or Annual Report on Form 10-K to be filed with the U.S. Securities and Exchange Commission.

As further consideration for the loan to the Company, the Company issued to the Trust a warrant to purchase 8,000,000 shares of the Company’s common stock (the “Warrant”) at any time before January 31, 2014 at a price per share of $.0009, which exercise price is subject to adjustments upon the occurrence of certain events, including stock splits, stock dividends, subdivisions and combinations of the Company’s Common Stock.

The warrants were granted on January 28, 2009.  At that time, the fair value of the warrants was estimated to be $3,200 computed using the Black-Scholes valuation model with a historical volatility rate of 497%, zero dividend payment, and a 5 year bond equivalent rate of 1.7%.  The $3,200 fair value of the warrants on the date of grant is being amortized over the life of the underlying note which is 36 months.

All of the securities referred to herein were issued in transactions exempt from registration under the Securities Act of 1933, as amended by virtue of Section 4(2) thereof.

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

ICC WORLDWIDE, INC.

Date: February 19, 2009	/s/ Scott K Anderson, Jr.
Scott K. Anderson, Jr.
Corporate Secretary and Chief Financial Officer