Form 10-Q
period 2009-03-31
ICC Worldwide, Inc.
filed 2009-05-20
CIK 1078724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
if Changed Since Last Report)

Indicate by check mark whether the registrant: (1)has  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 180,424,045 shares outstanding as of May 14, 2009.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	September 30, 2008
	(Unaudited)
ASSETS

Current assets:
Cash	$46,525	$51,552
Accounts receivable	56,012	4,335
Note receivable	58,473	-
Inventory	65,646	5,348
Deposits and other current assets	281,189	81,139
Current assets of discontinued operations	-	84,249
Total current assets	507,845	226,623

Furniture and fixtures	13,365	22,016
Office and store equipment	340,601	251,975
Less accumulated depreciation	(132,182)	(86,948)
Net fixed assets	221,784	187,043

Note receivable	127,498	-
Deferred financing costs - net	91,409	94,560
Other assets	2,670	2,670
Non current assets discontinued of discontinued operations	-	341,777

Total assets	$951,206	$852,673

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$584,310	$184,211
Accrued interest	237,799	85,124
Capitalized lease obligation - current portion	66,146	69,701
Notes payable - current portion	112,001	112,001
Current liabilities of discontinued operations	28,771	344,839
Total current liabilities	1,029,027	795,876

Capitalized lease obligation - long term	32,027	71,894
Notes payable - long term	3,557,503	2,000,000
Preferred stock, $.0001 par value, 30,000,000 shares authorized, 9,609,044 Series C issued and outstanding, includes accretion of $1,527,872 and $1,020,028, respectively; mandatory redeption on October 1, 2012 at $.60 per share	2,210,514	1,702,670

Total liabilities	6,829,071	4,570,440

Stockholders' deficit:
Common stock, $.0001 par value, 450,000,000 shares authorized, 180,424,045 and 200,120,434 shares outstanding, respectively	18,043	20,012
Additional paid-in capital	7,333,331	7,765,315
Accumulated deficit	(13,229,239)	(11,503,094)
Total stockholders' deficit	(5,877,865)	(3,717,767)

Total liabilities and stockholders' deficit	$951,206	$852,673

See accompanying notes to unaudited condensed consolidated financial statements

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008

Revenue	$245,576	$30,669	$425,955	$48,405

Cost of goods sold	139,006	28,307	370,253	46,042

Gross profit	106,570	2,362	55,702	2,363

General and administrative expenses	378,632	547,580	863,447	839,438

Loss from continuing operations before
other expense	(272,062)	(545,218)	(807,745)	(837,075)

Interest expense, net and financing cost	(113,160)	(31,816)	(182,301)	(34,420)
Accretion to preferred stock	(253,922)	(253,922)	(507,844)	(507,844)

Loss from continuing operations before provision for income taxes	(639,144)	(830,956)	(1,497,890)	(1,379,339)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(639,144)	(830,956)	(1,497,890)	(1,379,339)

Loss from discontinued operations	(29,686)	(477,890)	(56,253)	(932,615)

Net loss from disposal of discontinued operations	-	-	(172,230)	-

Net loss	$(668,830)	$(1,308,846)	$(1,726,373)	$(2,311,954)

Net loss per common share, basic and diluted
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Discontinued operations	-	-	-	-
Loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	180,424,045	200,120,434	190,272,240	196,355,530

See accompanying notes to unaudited condensed consolidated financial statements.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Six Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss from continuing operations	$(1,497,890)	$(1,379,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	42,476	41,625
Amortization	20,077	4,930
Accretion to preferred stock	507,844	507,844
Changes in operating assets and liabilities:
Increase in
Accounts receivable	(51,677)	-
Inventory	(60,298)	-
Deposits and other current assets	(200,050)	(14,918)
Increase (decrease) in
Accounts payable and accrued expenses	552,774	(13,906)
Net cash flow from discontinued operations	(368,816)	(1,409,564)

Net cash used in operating activities	(1,055,560)	(2,263,328)

Cash flows from investing activities:
Purchase of property and equipment	-	(8,182)
Leased equipment upgrades	(84,828)
Sale of property and equipment	3,585	-
Net cash flow from discontinued operations	60,197	(20,722)

Net cash used in investing activities	(21,046)	(28,904)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	-	151,968
Proceeds from issuance of common stock	-	348,032
Proceeds from issuance of notes payable	1,115,000	950,000
Payments on capitalized lease obligation	(43,421)	(12,867)
Payments on demand notes payable	-	(15,000)

Net cash provided by financing activities	1,071,579	1,422,133

Effect of exchange rate changes on cash	-	(15,424)

Net decrease in cash	(5,027)	(885,523)

Cash, beginning of period	51,552	1,029,949
Cash, end of period	$46,525	$144,426

Non-Cash Financial Information:
Notes payable issued in exchange for common stock	$442,503	$-
Warrants issued as part of financing arrangements	8,550	111,310

Supplemental disclosures
Cash paid for interest	$-	$-
Cash paid for taxes	-	-

See accompanying notes to the consolidated financial statements.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended September 30, 2008 and the notes thereto contained in the Company’s Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission (“SEC”).

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

The six months ended March 31, 2009 contains the first five months of operations of our wholesale only business model as refined and may not be indicative of future operating results

NOTE 2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The Company wholesale revenue is primarily the sale of international calling cards and cell phone recharge cards and from commissions on the sale of VoIP (Voice Over the Internet Protocol) telecommunication services.  Revenue is recognized when services and cards are sold and collection is assured.

(D) Accounts Receivable

Accounts receivable represents amounts due from resellers who represent a group of accounts and from individual accounts to which credit has been extended directly.

For the six month period ending March 31, 2009, the Company has been collecting the accounts under contract to a third party and has earned a commission on the collection. . Any uncollectable account would reduce the margin the Company would have otherwise earned on the collection transaction.

(E) Inventory

Inventory consists of the purchase value of international calling cards and cell phone recharge PIN numbers which are available to client accounts through the Company’s online website for resale to the public.   The Company does not have raw material or work in process inventory.

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

(G) Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings per Share".  The assumed exercise of common stock equivalents was not utilized for the three and six months ended March 31, 2009 and 2008, respectively, since the effect would be anti-dilutive.

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

(M) Property and equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives.  The estimated lives in determining depreciation are recognized primarily on the straight-line method over estimated useful lives of five years for equipment and seven years for store and office fixtures equipment.  For leasehold improvements and buildings, the Company depreciates the assets over the shorter of their estimate useful lives or original lease terms plus any renewal periods for which renewal has been determined to be reasonably assured.

(N) Income Taxes

The Company adopted Financial Accounting Standards Board ("FASB") Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), as of October 1, 2007. Under FIN 48, a tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest as of or during the three months and six months ended March 31, 2009 and 2008, respectively. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its current position.

Net operating losses ("NOLs") may be utilized under certain conditions as a deduction against future income to offset against future taxes. Internal Revenue Code Section 382 rules limit the utilization of NOLs due to ownership changes as defined by rules enacted with the Tax Reform Act of 1986. If it is determined that a change in control has taken place, utilization of the Company's NOL's will be subject to severe limitations in future periods, which would have a effect of substantially reducing the immediate future tax benefits of the NOLs.

Income tax benefits resulting from net losses incurred for the three months-and six months ended March 31, 2009, and 2008, respectively, were not recognized as the Company's annual effective tax rate for both periods was estimated to be 0%.

(O) Preferred Stock

The issuance of the Series C preferred stock was accounted for as a liability in accordance with SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  EITF D-98“Classification and Measurement of Redeemable Securities” requires that the difference between the carrying amount of the preferred stock and the mandatory redemption value be accreted over time in order that the carrying value of the preferred stock equal its mandatory redemption value at the mandatory redemption date.  For the three and six months ended March 31, 2009, $253,922 and $507,844, respectively, was accreted to the carrying value of the preferred stock for this purpose.

We have not treated the convertible option in the Series C preferred stock as a derivative within the meaning of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as the common shares so converted could not be readily converted to cash without substantial market disruption and a heavy discount in price which would render the converted stock virtually worthless.

(P) Deposits and Other Current Assets

Deposits and other current assets are generally advances to telecom carriers for VoIP traffic which the Company expects to use in the course of its normal operations.

(Q) Note Receivable

The note receivable is for the sale of the retail stores at the end of October, 2008.  The note has an effective interest rate of 7.3%, is fully amortizing, and requires monthly payments of interest and principal through December 2012. See Note 4.

Recently Issued Accounting Pronouncements

The Company has adopted all accounting pronouncements effective before March 31, 2009, which are applicable to the Company.

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

NOTE 3.  GOING CONCERN

The Company’s condensed consolidated financial statements for the six months ended March 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

Revenues included in discontinued operations of the retail stores for the three months ended March 31, 2009 and 2008, respectively, were $27,230 and $342,798.

Revenues included in discontinued operations of the retail stores for the six months ended March 31, 2009 and 2008, respectively, were $164,777 and $574,246.

NOTE 5.  LOANS

Nutmeg Notes

On December 31, 2008 the Company entered into an agreement (the “Exchange Agreement”) whereby The Nutmeg MiniFund, LLLP, The Nutmeg Group, LLC, and the Nutmeg/Michael Fund, LLP (collectively “Nutmeg”), affiliates of the Company, returned to the Company for cancellation 19,696,389 shares of the Company’s common stock in return for the issuance to Nutmeg of an unsecured promissory notes (the “Nutmeg Notes”) in the total principal amount of $442,500, which is the amount paid by Nutmeg for all of the common stock of the Company being returned by Nutmeg less the proceeds from any sales of the common stock.  The common stock being returned had been issued to Nutmeg in various transactions.  This common stock of the Company being returned was all of the Company’s capital stock Nutmeg owned at the time of the transaction and will be cancelled by the Company.

The outstanding principal of the Nutmeg Notes bear interest at the rate of 5% per year.  Payments of interest and principal will be due quarterly on the last day of each calendar quarter commencing September 30, 2010.

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

The Company received advances totaling $265,000 from Adamas under the October 15, 2008 Note.

Stealth Fund and Blaise Trust Notes

On July 9, 2008, The Stealth Fund, LLLP (the “Stealth Fund”) and The Karyn M. Blaise Irrevocable Trust (“Blaise Trust”) each committed to loan the Company $300,000 pursuant to a $300,000 Convertible Note issued by the Company to each lender.  At September 30, 2008, all the funds had been advanced by the Stealth Fund and $200,000 had been advanced by the Blaise Trust under these agreements. In October 2008, the Company received the final advance of $100,000 from the Blaise Trust.

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

As further consideration to make the loan to the Company, the Company issued to the Stealth Fund a warrant to purchase 4,500,000 shares of the Company’s common stock (the “Stealth Fund Warrant I”) at any time before January 1, 2014 at a price per share of $.0015, which exercise price is subject to adjustments upon the occurrence of certain events, including stock splits, stock dividends, sub-divisions and combinations of the Company’s common stock.

The Stealth Fund Warrant I was granted on December 12, 2008.  At that time, the fair value of the warrants was estimated to be $1,350 computed using the Black-Scholes valuation model with a historical volatility rate of 495%, zero dividend payment, and a 5 year bond equivalent rate of 1.55%.  The $1,350 fair value of the Stealth Fund Warrant on the date of grant is being amortized over the life of the underlying note which is 36.5 months.  During the three and six months ended March 31, 2009, we amortized $18 and $129, respectively, to interest expense in this regard.

Melanie Altholtz Irrevocable Trust Note

On January 27, 2009, the Melanie S Altholtz Irrevocable Trust (“Trust”) loaned the Company $200,000.

The Note matures on January 31, 2012, is unsecured, and provides that the outstanding principal balance of such Note bears interest at 15% per year.  During the first six months, payments of only interest are due.  Thereafter, monthly payments of interest and principal totaling $ 8,306 per month are due until the Note matures.

The monthly payment of interest and/or interest and principal are to be increased by 50% starting in the third month of the calendar quarter following the calendar quarter in which the Company first reports positive cash provided by operations in its Statement of Cash Flows as set forth in the Company’s Quarterly Report on Form 10-Q or Annual Report on Form 10-K to be filed with the U.S. Securities and Exchange Commission.

As further consideration for the loan to the Company, on January 27, 2009, the Company issued to the Trust a warrant to purchase 8,000,000 shares of the Company’s common stock (the “Altholtz Trust Warrant”) at any time before January 31, 2014 at a price per share of $.0009, which exercise price is subject to adjustments upon the occurrence of certain events, including stock splits, stock dividends, subdivisions and combinations of the Company’s Common Stock.
.
At that time, the fair value of the Altholtz Trust Warrant was estimated to be $3,200 computed using the Black-Scholes valuation model with a historical volatility rate of 505%, zero dividend payment, and a 5 year bond equivalent rate of 1.7%.  The $3,200 fair value of the Altholtz Trust Warrant on the date of grant is being amortized over the life of the underlying note which is 36 months.  During the three months ended March 31, 2009, we amortized $178 to interest expense in this regard.

The Stealth Fund Note

On March 26, 2009, the Stealth Fund, LLLP, (“Stealth Fund”) loaned the Company $250,000.

The Note matures on April 30, 2013, is unsecured, and provides that the outstanding principal balance of such Note bears interest at 15% per year.  During the first six months, payments of only interest are due.  Thereafter, monthly payments of interest and principal totaling $ 7,687 per month are due until the Note matures.

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

As further consideration for the loan to the Company, om March 26, 2009, the Company issued to the Stealth Fund a warrant to purchase 10,000,000 shares of the Company’s common stock (the “Stealth Fund Warrant II”) at any time before March 31, 2014 at a price per share of $.0059, which exercise price is subject to adjustments upon the occurrence of certain events, including stock splits, stock dividends, subdivisions and combinations of the Company’s common stock.

At that time, the fair value of the Stealth Fund Warrant II was estimated to be $4,000 computed using the Black-Scholes valuation model with a historical volatility rate of 515%, zero dividend payment, and a 5 year bond equivalent rate of 1.8%.  The $4,000 fair value of the Stealth Fund Warrant II on the date of grant is being amortized over the life of the underlying note which is 49 months.  The Company recorded no amortization of the deferred interest expense during the three months ended March 31, 2009.

NOTE 6.  SUBSEQUENT EVENTS

During April and May 2009, the Stealth Fund and the Adamas Fund made additional loans to the company totaling $315,000.  Each loan is evidenced by a note.  Each loan is unsecured, due April 30, 2011, bears interest at 10% per annum, and requires only payments of interest until maturity.

On April 16, 2009, the $300,000 convertible note dated July 8, 2008 due to the Karyn M. Blaise Irrevocable Trust was amended.  Under the amendment, the maturity of the note was extended to January 1, 2011, interest was allowed to accrue until January 1, 2010, and the interest rate was changed effective November 1, 2008 to 18% per annum. The full principal remains outstanding on this note.

On April 20, 2009, the $200,000 promissory note dated January 27, 2009 due to the Melanie S Altholtz Irrevocable Trust was amended.  Under the amendment interest was allowed to accrue until January 1, 2010, and the interest rate on the note was changed to 18% from inception. The full principal remains outstanding on this note.

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

As a result of our investigations, we focused on a strategy which offers certain goods and services to the ethnic immigrant worker communities in Italy.  These goods and services include products in the broad areas of:  (1) telecommunications, (2) entertainment, (3) ethnic food products, and (4) financial services.  They would be delivered by our Company on a wholesale basis through a large, well established network of independently-owned retail stores throughout Italy.  In addition to the wholesale business activities, the Company also would operate a small number of its own retail stores in Italy which serve customers in this market.  In September, 2007, utilizing ICC Italy, Srl, (“ICC Italy”) a wholly-owned subsidiary incorporated in Italy, we began acquiring assets and opening stores in several of the provinces in Northern Italy.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2009.

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

Exchange Rate Activity

As our Company obtains all of its revenue In Italy and Belgium and incurs most of its expenses in Italy, Belgium, and Romania, the reported performance of our Company will be heavily influenced by the currency exchange rates.

Markets Served

Since the new management group reoriented ICC’s strategy in June, 2007, the focus of the Company’s efforts has been exclusively on the immigrant worker market in Italy.  However, in February, 2009, we began selling VoIP services to immigrant workers in Belgium as well.  By March 31, 2009, the Company was servicing as many customers in Belgium as in Italy.  In addition, at March 31, 2009, our Company was actively exploring the sale of VoIP services in Spain.

Change in Revenue and Cost Profile

VoIP

The Company has further refined its wholesale account business model.  During the six month period ended March 31, 2009, the Company began moving its VoIP services from a retail store based business model to an agency services business model.  Under the retail store business model, revenue and cost of goods sold were recognized to obtain gross margin.

Interim Agency Model

Under the agency model, only the commission on the sale of VoIP traffic is recognized.  Using the agency model on an interim basis, the Company contracted with an independent firm to sell certain services while the Company continued with collection of funds associated with the sale of VoIP traffic.  However, under this interim agency model, the Company did not have financial responsibility to the underlying communications carrier(s) for the VoIP telecommunications traffic sold.

Commencing January, 2009, the Company leased its own routing and billing communications switch in order to better control the quality of the VoIP Internet services being provided and to be able to expand the amount of VoIP traffic and types of telecommunications services which the Company could handle at any given time.

Purchased Capacity Model

At March 31, 2009, the Company ended the interim agency relationship and began buying VoIP carrier capacity directly to resell on a wholesale basis to an independent company specializing in the sale of VoIP services to immigrant call shops.  In these Purchased Capacity Model transactions, the Company collects and manages the cash from the sale VoIP services.  Beginning April 1, 2009, the Company expects to operate using this model for the foreseeable future.

As a result, for the six months ended March 31, 2009, the Company is reporting as revenue only the commission earned under the agency arrangement for VoIP activity during the period.  However, in future financial statements, the Company will be reporting the sale of VoIP traffic as revenue with the associated cost of goods being the cost of the underlying carrier telecommunications traffic purchased for this purpose.  Under this purchased capacity model, the Company will now be directly responsible for the acquisition and payment of VoIP carrier capacity.

Under both the agency model and the purchased capacity model, the Company has no inventory of carrier VoIP capacity and no obligations to pay for VoIP carrier capacity not used.

Sale of International Calling Cards and Mobile Phone Recharge Cards

With the opening of activities in Belgium, the Company purchases and reports the sale of international calling card and prepaid mobile phone recharge cards in two ways.  These are dependent on whether the Company takes physical delivery of the underlying cards or not.

In Italy, the Company presently purchases the physical cards from various card vendors and then resells them to the individual call shops.  The Company stores the serial or activation number of the purchased card in the Company’s computer database.  When a call shop purchases a particular card, the Company electronically transmits the serial number of the card to the call shop or directly to the end customer’s mobile phone in a text message.  The advantage to the retail call shop is that the call shop no longer is required to maintain a physical inventory of the cards; with the attendant working capital and card security issues.  The margin to the Company for an individual card is 1% to 2% in gross profit.  However, the turnover of the cards is very high and, as a result, the sale of cards can be a very profitable business activity.  The Company believes that the profitability of the cards at any given call shop will, in time exceed the gross margin  on the VoIP traffic services sold to the same call shop.

Since at the present time, the Company takes physical possession of the card in Italy, the Company must recognize as revenue the amount paid by the call shop to the Company for the card.  Gross profit is the difference between the amount paid by the call shop to the Company and the amount paid by the Company to the card vendor for the card.

In Belgium, the Company does not always take physical delivery of the cards.  In these cases the Company interfaces directly with the various calling card companies to buy the serial numbers without requiring delivery of the physical card. The Company thus acts as an agent.  As a result, in these cases the Company does not report the value of the cards sold as revenue, but reports only the margin or commission on the sale of the card as revenue.

                The Company hopes that over time, it can develop arrangements in Italy similar to those in Belgium and will therefore no longer have the need to take physical possession of the cards for inventory purposes.

                As a result of the various ways the Company must recognize revenue and cost of goods sold, the Company believes that gross profit is the best measure of the progress of the Company over time.

Revenue

Continuing revenues increased $214,907 or 701% to $245,576 for the three months ended March 31, 2009 from $30,669 for the three months ended March 31, 2008.  This increase reflects the heightened focus of the Company on card and VoIP services in the three months ended March 31, 2009 compared to that of the card activity and the amount of VoIP commissions which were incidental to the retail store activity in the three months ended March 31, 2008.

Continuing revenues increased $377,550 or 780% to $425,955 for the six months ended March 31, 2009 from $48,405 for the six months ended March 31, 2008.  This increase reflects the heightened focus of the Company on card and VoIP services in the six months ended March 31, 2009 compared to that of the card activity and the amount of VoIP commissions which were incidental to the retail store activity in the six months ended March 31, 2008.

Cost of Goods Sold

Cost of goods sold increased $110,699 or 391% to $139,006 for the three months ended March 31, 2009 from $28,307 for the three months ended March 31, 2008.  This increase reflects the heightened focus of the Company on card and VoIP services in the three months ended March 31, 2009 compared to that of the card activity and amount of VoIP commissions which were incidental to the retail store activity in the three months ended March 31, 2008.

Cost of goods sold increased $324,211 or 704% to $370,253 for the six months ended March 31, 2009 from $46,042 for the six months ended March 31, 2009.  This increase reflects the heightened focus of the Company on card and VoIP services in the six months ended March 31, 2009 compared to that of the card activity and amount of VoIP commissions which were incidental to the retail store activity in the six months ended March 31, 2008.

Gross Profit

Gross profit increased $104,208 to $106,570 for the three months ended March 31, 2009 from $2,362 for the three months ended March 31, 2008.  This increase reflects the heightened focus of the Company on card and VoIP services in the three months ended March 31, 2009 compared to that of the card activity and amount of VoIP commissions which were incidental to the retail store activity in the three months ended March 31, 2008.

Gross profit increased $53,339 to $55,702 for the six months ended March 31, 2009 from $2,363 for the six months ended March 31, 2009.  This increase reflects the heightened focus of the Company on card and VoIP services in the six months ended March 31, 2009 compared to that of the card activity and amount of VoIP commissions which were incidental to the retail store activity in the six months ended March 31, 2008.

General and Administrative Expenses

Continuing general and administrative expenses decreased $168,948 or 31% to $378,632 for the three months ended March 31, 2009 from $547,580 for the three months ended March 31, 2008.  The decrease reflects the lowered staffing associated with the continuing wholesale telecommunications activities.

Included in the general and administrative expenses for the three months ended March 31, 2009 are executive compensation expenses of $137,983, professional fees of $59,775, payroll and taxes of $34,262, software lease and related charges of $22,397, auto expenses of $15,206, and non-cash expenses for depreciation of $21,432 and amortization of the upgrades on leased equipment of $8,376.

Included in the general and administrative expenses for the six months ended March 31, 2008 are financial consulting services of $98,388, professional fees of $79,436, payroll and taxes of $201,431, software lease and related charges of $40,303, auto expenses of $3,977, and non-cash expenses for depreciation of $24,259.

Continuing general and administrative expenses increased $24,009 or 3% to $863,447 for the six months ended March 31, 2009 from $839,438 for the six months ended March 31, 2008.

Included in the general and administrative expenses for the six months ended March 31, 2009 are executive compensation expenses of $268,159, professional fees of $137,330, payroll and taxes of $84,117, software lease and related expenses of $50,431, auto expenses of $35,410 and non-cash expenses for depreciation of $42,476 and amortization of the upgrades on leased equipment of $8,376.

Included in the general and administrative expenses for the six months ended March 31, 2008 are executive compensation expenses of $172,473, professional fees of $132,048, payroll and taxes of $260,418, software lease and related expenses of $40,303, auto expenses of $4,299 and non-cash expenses for depreciation of $47,725.

Interest Expense and Financing Costs

Interest expense and financing costs increased $81,344 or 256% to $113,160 for the three months ended March 31, 2009 from $31,816 for the three months ended March 31, 2008.  The increase was due to the increase in investor loans to the Company.

The interest and financing costs for the three months ended March 31, 2009 includes $5,773 in amortized deferred interest expense associated with the issuance of warrants in the Company’s financing activities and $2,039 in capitalized lease interest expense.

The interest and financing costs for the three months ended March 31, 2008 includes $4,930 in amortized deferred interest expense associated with the issuance of warrants in the Company’s financing activities and $3,488 in capitalized lease interest expense.

Interest expense and financing costs increased $147,881 or 430% to $182,301 for the six months ended March 31, 2009 from $34,420 for the six months ended March 31, 2008.  The increase was due to the increase in investor loans to the Company.

The interest and financing costs for the six months ended March 31, 2009 includes $11,701 in amortized deferred interest expense associated with the issuance of warrants in the Company’s financing activities and $4,352 in capitalized lease interest expense.

The interest and financing costs for the six months ended March 31, 2008 includes $4,930 in amortized deferred interest expense associated with the issuance of warrants in the Company’s financing activities and $7,414 in capitalized lease interest expense.

Net Loss

Our Company recorded a net loss of $1,726,373 for the six months ended March 31, 2009 of which $228,483 was related to the discontinued retail store operations and the sale of those assets and $507,844 was related to non-cash accretion expense to the preferred stock.

A net loss of $2,311,954 was recorded for the six months ended March 31, 2008 of which $932,615 was related to the discontinued retail store operations and $507,844 was related to non cash accretion expense to the preferred stock.

Liquidity and Cash Position

Operating Activities

For the six months ended March 31, 2009, our Company used $1,055,561 in cash to fund operating activities. The loss of $1,497,890 from continuing operations was partially offset by $570,397 in non-cash charges for depreciation and amortization. Cash was also provided by a net increase of $240,749 in current assets and liabilities, which included a net increase of $51,677 in accounts receivable, an increase of $60,298 in inventory, and an increase of $200,050 in deposits and prepaid expenses offset by an increase of $552,774 in accounts payable and accrued liabilities.  During the six months ended March 31, 2009, the Company experienced a negative cash flow of $368,816 associated with the discontinued retail operations.

For the six months ended March 31, 2008, our Company used $2,263,328 in cash to fund operating activities. Cash required for the loss of $1,379,339 from continuing operations was partially offset by $554,399 in non-cash charges for depreciation and amortization. Cash for the increase in prepaid expenses of $14,918 was offset by an increase in accounts payable of $13,906. The Company also used $1,406,564 in cash associated with the discontinued retail store operations.

Investing Activities

For the six months ended March 31, 2009, our Company received $3,585 in cash from the sale of property and equipment during the relocation of the Company’s Italian corporate office and invested $84,828 in upgrades for the leased call routing and billing switch.  The Company also received $60,198 from the sale of the retail stores in October, 2008.

For the six months ended March 31, 2008, the Company used $8,182 in cash to purchase assets used in the continuing operations of the Company but had negative cash flow of $20,722 associated with the discontinued operations.

Financing Activities

For the six months ended March 31, 2009, our Company received net cash of $1,115,000 in loan proceeds and paid $43,421 on the capitalized lease obligation.

For the six months ended March 31, 2008, our Company received net cash of $500,000 from the sale of common and preferred stock, $950,000 in loans from investors, and paid $12,867 on the capitalized lease obligation and $15,000 on a short term demand note.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the Securities and Exchange Commission (the “SEC”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance  that the information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to provide reasonable assurance that such information is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer, in consultation with our other members of management and advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report pursuant to Rule 13a-15(b) promulgated under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at these reasonable assurance levels.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 27, 2009, the Melanie S Altholtz Irrevocable Trust (“Trust”) loaned the Company $200,000 and the Company executed and delivered to the Trust a promissory note to evidence all loans to be made pursuant to such commitment.

As further consideration for the loan to the Company, the Company issued to the Trust a warrant to purchase 8,000,000 shares of the Company’s common stock at any time before January 31, 2014 at a price per share of $.0009, which exercise price is subject to adjustments upon the occurrence of certain events, including stock splits, stock dividends, subdivisions and combinations of the Company’s Common Stock.

            On March 26, 2009, the Stealth Fund, LLLP, (“Stealth Fund”) loaned the Company $250,000 and the Company executed and delivered to the Stealth Fund a promissory note to evidence all loans to be made pursuant to such commitment.

As further consideration for the loan to the Company, the Company issued to the Stealth Fund a warrant to purchase 10,000,000 shares of the Company’s common stock at any time before March 31, 2014 at a price per share of $.0059, which exercise price is subject to adjustments upon the occurrence of certain events, including stock splits, stock dividends, subdivisions and combinations of the Company’s common stock.

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

ICC WORLDWIDE, INC.

Date: May 20, 2009	/s/ Scott K Anderson, Jr.
Scott K. Anderson, Jr.
Corporate Secretary and Chief Financial Officer