Form 10-Q
period 2009-06-30
ICC Worldwide, Inc.
filed 2009-08-19
CIK 1078724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 180,424,045 shares outstanding as of August 1, 2009.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	September 30, 2008
	(Unaudited)
ASSETS

Current assets:
Cash	$45,213	$51,552
Accounts receivable	446,604	4,335
Note receivable	47,090	-
Inventory	32,104	5,348
Deposits and other current assets	94,132	81,139
Current assets of discontinued operations	-	84,249
Total current assets	665,143	226,623

Furniture and fixtures	13,365	22,016
Office and store equipment	329,606	251,975
Less accumulated depreciation	(153,085)	(86,948)
Net fixed assets	189,886	187,043

Note receivable	120,533	-
Deferred financing costs - net	108,541	94,560
Other assets	2,670	2,670
Non current assets discontinued of discontinued operations	-	342,003

Total assets	$1,086,773	$852,899

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$930,218	$184,211
Accrued interest	39,295	85,124
Capitalized lease obligation - current portion	71,683	69,701
Notes payable - current portion	112,001	112,001
Current liabilities of discontinued operations	-	344,839
Total current liabilities	1,153,197	795,876

Capitalized lease obligation - long term	15,637	71,894
Notes payable - long term	4,355,933	2,000,000
Preferred stock, $.0001 par value, 30,000,000 shares authorized,9,609,044 Series C issued and outstanding, includes accretion of $1,781,794 and $1,020,028, respectively; mandatory redeption on October 1, 2012 at $.36 per share	2,464,436	1,702,670

Total liabilities	7,989,203	4,570,440

Stockholders' deficit:
Common stock, $.0001 par value, 450,000,000 shares authorized, 180,424,045 and 200,120,434 shares outstanding, respectively	18,043	20,012
Additional paid-in capital	7,359,081	7,765,315
Accumulated deficit	(14,279,554)	(11,502,868)
Total stockholders' deficit	(6,902,430)	(3,717,541)

Total liabilities and stockholders' deficit	$1,086,773	$852,899

See accompanying notes to unaudited condensed consolidated financial statements

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008

Revenue	$1,090,597	$148,841	$1,516,552	$197,245

Cost of goods sold	1,049,435	144,412	1,419,688	190,454

Gross profit	41,162	4,429	96,864	6,791

General and administrative expenses	713,658	646,411	1,577,105	1,482,956

Loss from continuing operations before other expense	(672,496)	(641,982)	(1,480,241)	(1,476,165)

Interest expense, net and financing cost	(123,897)	(55,656)	(306,198)	(92,968)
Accretion to preferred stock	(253,922)	(253,922)	(761,766)	(761,766)

Loss from continuing operations before provision for income taxes	(1,050,315)	(951,560)	(2,548,205)	(2,330,899)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(1,050,315)	(951,560)	(2,548,205)	(2,330,899)

Loss from discontinued operations	-	(229,464)	(56,253)	(1,162,079)

Net loss from disposal of discontinued operations	-	-	(172,230)	-

Net loss	$(1,050,315)	$(1,181,024)	$(2,776,688)	$(3,492,978)

Net loss per common share, basic and diluted
Continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Discontinued operations	-	-	-	(0.01)
Loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding, basic and diluted	180,424,045	200,120,434	186,989,508	197,605,918

See accompanying notes to unaudited condensed consolidated financial statements.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Nine Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net loss from continuing operations	$(2,548,205)	$(2,330,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101,931	80,348
Accretion to preferred stock	761,766	761,766
Stock based compensation	1,500
Changes in operating assets and liabilities:
Increase in
Accounts receivable	(442,269)	-
Inventory	(26,756)	-
Deposits and other current assets	(12,993)	-
Increase (decrease) in
Accounts payable and accrued expenses	1,008,608	109,931
Net cash flow from discontinued operations	(397,949)	(1,527,303)

Net cash used in operating activities	(1,554,367)	(2,906,157)

Cash flows from investing activities:
Purchase of property and equipment	-	(21,770)
Leased equipment upgrades	(84,828)	-
Sale of property and equipment	3,585	-
Net cash flow from discontinued operations	78,545	(57,515)

Net cash used in investing activities	(2,698)	(79,285)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	-	151,968
Proceeds from issuance of common stock	-	348,032
Proceeds from issuance of notes payable	1,605,000	1,600,000
Payments on capitalized lease obligation	(54,274)	(30,721)
Payments on demand notes payable	-	(15,000)

Net cash provided by financing activities	1,550,726	2,054,279

Net decrease in cash	(6,339)	(931,163)

Cash, beginning of period	51,552	1,029,949
Cash, end of period	$45,213	$98,786

Non-Cash Financial Information:
Notes payable issued in exchange for common stock	$442,503	$-
Warrants issued as part of financing arrangements	32,800	111,310

See accompanying notes to the consolidated financial statements.

ICC WORLDWIDE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
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

NOTE 1.  ORGANIZATIONAL MATTERS AND NATURE OF THE BUSINESS

ICC Worldwide, Inc. (“we”, “us” or “the Company”) was incorporated on March 24, 1999 as a Delaware corporation named Acropolis Acquisition Corporation.  We changed our name to Torbay Holdings, Inc. on July 14, 1999.  We became a reporting company public company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on October 26, 1999 as a result of a merger with Torbay Acquisition Corporation (“TAC”).  On November 27, 2007, our stockholders approved the change in our name to ICC Worldwide, Inc.

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

The nine months ended June 30, 2009 contains the first eight months of operations of our wholesale only business model as refined and may not be indicative of future operating results

NOTE 2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of ICC Worldwide, Inc., and its wholly own subsidiaries, ICC Italy Srl, and Designer Appliances Ltd. (collectively, the “Company”). All significant inter-company transactions have been eliminated in consolidation.  Designer Appliances Ltd. is an inactive company.

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

The Company wholesale revenue is primarily the sale of international calling cards and cell phone recharge cards and from the sale of VoIP (Voice Over the Internet Protocol) telecommunication services.  Revenue is recognized when services and cards are sold and collection is assured.

(D) Accounts Receivable

Accounts receivable represents amounts due from resellers who represent a group of accounts and from individual call shop accounts to which credit has been extended directly.

 (E) Account Concentration

Beginning April 1, 2009, the Company changed the form of its contract with its VoIP reseller.  The Company now purchases and resells VoIP capacity directly to the VoIP reseller which is the Company’s sole customer for this service.  The Company continues to collect the call shop accounts on behalf of the VoIP reseller and directly offsets the cash collected against the invoices from the VoIP carriers.  The arrangement is non-exclusive with the VoIP reseller.

(F) Inventory

Inventory consists of the purchase value of international calling cards and cell phone recharge PIN numbers which are available to client accounts through the Company’s online website.   The Company does not have raw material or work in process inventory.

(G) Foreign Currency Translation

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

(H) Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings per Share".  The assumed exercise of common stock equivalents was not utilized for the three and nine months ended June 30, 2009 and 2008, respectively, since the effect would be anti-dilutive.

(I) Stock Options and Warrants

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

(M ) Cash Concentrations

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

(O) Income Taxes

The Company adopted Financial Accounting Standards Board ("FASB") Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), as of October 1, 2007. Under FIN 48, a tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest as of or during the three months and nine months ended June 30, 2009 and 2008, respectively. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its current position.

Net operating losses ("NOLs") may be utilized under certain conditions as a deduction against future income to offset against future taxes. Internal Revenue Code Section 382 rules limit the utilization of NOLs due to ownership changes as defined by rules enacted with the Tax Reform Act of 1986. If it is determined that a change in control has taken place, utilization of the Company's NOLs will be subject to severe limitations in future periods, which would have a effect of substantially reducing the immediate future tax benefits of the NOLs.

Income tax benefits resulting from net losses incurred for the three months-and nine months ended June 30, 2009, and 2008, respectively, were not recognized as the Company's annual effective tax rate for both periods was estimated to be 0%.

(P) Preferred Stock

The issuance of the Series C preferred stock was accounted for as a liability in accordance with SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  EITF D-98“Classification and Measurement of Redeemable Securities” requires that the difference between the carrying amount of the preferred stock and the mandatory redemption value be accreted over time in order that the carrying value of the preferred stock equal its mandatory redemption value at the mandatory redemption date.  For the three and nine months ended June 30, 2009, $253,922 and $761,766, respectively, was accreted to the carrying value of the preferred stock for this purpose.

We have not treated the convertible option in the Series C preferred stock as a derivative within the meaning of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as the common shares so converted could not be readily converted to cash without substantial market disruption and a heavy discount in price which would render the converted stock virtually worthless.

On July 23, 2009, the conversion option of the Series C preferred stock was eliminated and the liquidation preference was changed from $.60 to $.36 per Series C preferred stock share effective June 30, 2009.   There was no change in the mandatory redemption date of October 1, 2012.  If all the outstanding Series C preferred stock is redeemed at the mandatory redemption date, the amount required for the redemption would be  $3,459,256.  See Note 6.

(Q) Deposits and Other Current Assets

Deposits and other current assets are generally advances to telecom carriers for VoIP traffic which the Company expects to use in the course of its normal operations.

(R) Note Receivable

The note receivable is for the sale of the retail stores at the end of October, 2008.  The note has an effective interest rate of 7.3%, is fully amortizing, and requires monthly payments of interest and principal through December 2012. See Note 4.

(S) Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date indicated below that an officer of the Company signed this Form 10Q for submission to the SEC.

Recently Issued Accounting Pronouncements

The Company has adopted all accounting pronouncements effective before June 30, 2009, which are applicable to the Company.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). This pronouncement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Specifically, this pronouncement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. We adopted SFAS 165 during the third quarter of 2009. The pronouncement did not impact the Company’s financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“FAS 168”). This statement provides for the FASB Accounting Standards Codification to become the single official source of authoritative, nongovernmental generally accepted accounting principles in the United States. FAS 168 does not change GAAP but reorganizes the literature. This statement is effective for interim and annual periods ending after September 15, 2009.  The statement is not expected to have any impact on the Company’s financial statements.

NOTE 3.  GOING CONCERN

The Company’s condensed consolidated financial statements for the nine months ended June 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

Revenues included in discontinued operations of the retail stores for the three months ended June 30, 2009 and 2008, respectively, were $0 and $316,820

Revenues included in discontinued operations of the retail stores for the nine months ended June 30, 2009 and 2008, respectively, were $164,777 and $891,066.

NOTE 5.  LOANS

On April 16, 2009, the $300,000 convertible note dated July 8, 2008 due to the Karyn M. Blaise Irrevocable Trust (“Blaise Trust”) was amended.  Under the amendment, the maturity of the note was extended to January 1, 2011, interest was allowed to accrue until January 1, 2010, and the interest rate was changed effective November 1, 2008 to 18% per annum. The entire original principal remains outstanding on this note.

On April 20, 2009, the $200,000 promissory note dated January 27, 2009 due to the Melanie S. Altholtz Irrevocable Trust (“M Altholtz Trust”) was amended.  Under the amendment interest was allowed to accrue until January 1, 2010, and the interest rate on the note was changed to 18% from inception. The entire original principal remains outstanding on this note.

The amendments were subsequently superseded as part of a Restructure and Exchange Agreement effective June 30, 2009 and signed by the participants on July 23, 2009 (see Note 6).

Between April 1, 2009 and June 30, 2009, The Stealth Fund, LLLP (“Stealth Fund”), the Adamas Fund LLLP (“Adamas Fund”), and the M Altholtz Trust made advances to the Company of $125,000, $40,000, and $325,000 respectively.

The advances were included in the superseding notes issued as part of the Restructure and Exchange Agreement effective June 30, 2009 signed by the participants on July 23, 2009.

In partial consideration for the loans from the Stealth Fund, on May 27, 2009 the Company issued to the Stealth Fund warrants to purchase 5,812,500 shares of the common stock of the Company at $.005 per share. On the date the warrants were issued, the closing price of the Company’s common stock price was $.004 per share.  The warrants are in the same form as the warrants previously issued by the Company and are exercisable for five years from the date of issuance.

The fair value of the 5,812,500 warrants was estimated to be $23,250 using the Black-Scholes valuation model with a historical volatility of 512%, zero dividend payment, and a 5 year risk free rate of 2.43%.  The deferred interest will be amortized over the 23 month duration of the underlying loan.  The Company recorded $1,011 in deferred interest expense for these warrants during the three and nine months ended June 30, 2009.

NOTE 6.  SUBSEQUENT EVENTS

ICCS, Srl and Teanet, Srl

On July 8, 2009, our Company and Soleto SpA  formed ICCS, Srl.  The purpose of ICCS, Srl is to own 75% of Teanet Services, Srl.  The remaining 25% of Teanet Services, Srl will be owned by Teanet, Srl (“Teanet”) a wholly-owned subsidiary of Gruppo Tea, SpA.

Gruppo Tea, SpA is a large Italian public utility organization which is owned by a consortium of small and medium-sized Italian cities.  Gruppo Tea, SpA delivers electricity, gas, water, sanitation, trash collection and various other services to the populations of its consortium members.  Gruppo Tea, SpA also provides internet and broadband connectivity to its customers through its Teanet subsidiary.

At formation, our Company paid a nominal amount for 1% of ICCS, Srl and has an option to purchase from Soleto SpA an additional 48% of ICCS, Srl for $290,000 before September 30, 2009.  Thus, if the option is exercised in full, our Company would own 49% of ICCS, Srl. Soleto SpA would be the controlling stockholder in any event.  Finally, as a result of its ownership of 49% of ICCS, Srl, the Company could own up to 36.8% of Teanet Services, Srl.

The purpose of Teanet Services, Srl is to purchase the necessary internet and broadband assets from Teanet to operate a large broadband network in the Lombardy region of northern Italy.  In addition to internet connectivity, Teanet Services, Srl plans to provide advanced VoIP telephone services for Teanet’s large existing customer base.

The estimated purchase price of the assets of Teanet is $7,250,000.  As these are the majority of the installed and currently operating assets of Teanet, it is expected that the purchase price will be fully financed by one of several Italian banks with whom discussions led by Soleto SpA, are in process.

Restructure and Exchange Agreement

On July 23, 2009, the Company entered into a Restructure and Exchange Agreement (the “Restructure Agreement”) effective as of June 30, 2009 with the Adamas Fund, the Stealth Fund, the M Altholtz Trust, and the Blaise Trust (collectively, the “Securityholders”).

Pursuant to the Agreement, the Securityholders who held promissory notes of the Company (“Old Notes”) exchanged their Old Notes for new notes (“New Notes”). The entire principal amount of each New Note is payable on June 30, 2013. Interest on the outstanding principal balance of the New Notes at the rate of 10% per annum is payable monthly commencing June 1, 2010. The payment of principal and interest under the New Notes is subordinated to the required payments of principal and interest on any loans made to the Company following June 30, 2009. The form of each New Note which was issued is set forth as Exhibit F to the Restructure Agreement which was filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s  Current Report on Form 8-K on July 27, 2009.

The following table sets forth certain information concerning the exchange of the Old Notes for New Notes, including the names of the Securityholders exchanging notes; the dates, principal amounts and accrued interest on each Old Note exchanged and the principal amount of the New Note issued by the Company to the Securityholder in exchange for the Old Note.

	Date of Note	Principal	Accrued Interest Thru June 30, 2009	Total Indebtedness to the Securityholder as of June 30, 2009	Face Value of Superseding Note Dated June 30, 2009
Adamas Fund (I)	1/15/2008	$1,500,000.00	$173,659.72	$1,673,659.72
Adamas Fund (II)	10/15/2008	265,000.00	$16,189.72	281,189.72
M Altholtz Trust (I)	8/29/2008	200,000.00	$15,287.67	215,287.67
Blaise Trust	7/9/2008	300,000.00	$42,555.56	342,555.56
Stealth Fund (I)	7/9/2008	300,000.00	$26,111.12	326,111.12
Stealth Fund (II)	12/15/2008	300,000.00	$17,166.67	317,166.67
Stealth Fund (III)	3/26/2009	250,000.00	$11,445.21	261,445.21
Stealth Fund (IV)	4/16/2009	125,000.00	$2,664.38	127,664.38
Adamas Fund (III)	4/29/2009	40,000.00	$690.41	40,690.41
M Altholtz Trust (II)	6/26/2009	325,000.00	$2,660.27	327,660.27
		$3,605,000.00	$308,430.73	$3,913,430.73

Recap
Adamas Fund		$1,805,000.00	$190,539.85		$1,995,539.85
M Altholtz Trust		525,000.00	$17,947.94		542,947.94
Blaise Trust		300,000.00	$42,555.56		342,555.56
Stealth Fund		975,000.00	$57,387.38		1,032,387.38
		$3,605,000.00	$308,430.73		$3,913,430.73

Pursuant to the Restructure Agreement, certain of the Securityholders holding the Company’s Series C Preferred Stock agreed to the amendment of certain of the rights and preferences of such preferred stock to reduce the liquidation preference of the Series C Preferred Stock from $.60 to $.36 per share and to eliminate the right of the holders of Series C Preferred Stock to convert such stock into the Company’s common stock.  Such Securityholders also agreed to the elimination of the put option contained in the purchase agreements under which the Series C Preferred Stock was issued to them under which the Securityholder could require the Company to repurchase the Series C Preferred Stock.

In consideration of the exchange of notes, the amendment of the terms of the Series C Preferred Stock and the elimination of the put option with respect to the Series C Preferred Stock, the Company agree to issue to each Securityholder in the table set forth below, warrants to purchase the number of shares of the Company’s Common Stock set forth opposite the name of the Securityholder.

Securityholder	Preference or Property Given Up	Exercise Price	Expiration Date	New Warrants
Blaise Trust	Old Note	$0.0066	6/30/14	50,000
Stealth Fund	Old Notes	$0.0066	6/30/14	100,000
Adamas Fund	Old Note, Convertible Preferred Stock, Put Option	$0.0066	6/30/14	50,000
M Altholtz Trust	Old Note, Convertible Preferred Stock, Put Option	$0.0066	6/30/14	50,000

All warrants which the Company issued to the Securityholders pursuant to the Agreement were in the same form as the warrants previously held by the Securityholders, except that the exercise price of the new warrants is $.0066 per share which was the weighted average of the closing price of the Company’s common stock for the last ten days on which the stock traded prior to June 30, 2009.

The fair value of the 250,000 warrants was estimated to be $1,000 using the Black-Scholes valuation model with a historical volatility of 509%, zero dividend payment, and a 5 year risk free rate of 2.54% pricing model.  The closing price of the stock on June 30, 2009 was $.004.  The deferred interest will be amortized over the 5 year life of the underlying loans.  The Company recorded no amortization of deferred interest expense for these warrants during the three and nine months ended June 30, 2009.

EITF 96-19 Debtor’s Accounting for a Modification or Exchange of Debt Instruments addresses circumstances under which existing debt should be considered extinguished, resulting in recognition by the debtor of an extraordinary gain or loss.  The purpose of the Restructure and Exchange Agreement was to consolidate multiple loans into one loan per lender, to make the loans to the Company uniform across lenders, to eliminate the conversion features in some of the notes and in the Series C preferred stock, and the put option on cash for accelerated redemption in the purchase agreements related to the Series C preferred stock so as to make the common stock and warrants held by the lenders more valuable.  The Restructure and Exchange Agreement cannot be considered an arm’s length transaction between independent creditors and the Company.  The parties to the Restructure and Exchange Agreement are all related parties and have voting control of the Company through ownership of all the Series C preferred stock which has a 60 to 1 voting preference over the common stock.  As a general tenant of financial statement preparation, no gain or loss is recognized in related party transactions.  As a result, the Company recognized no gain or loss as a result of the Restructure and Exchange Agreement notwithstanding ETIF 96-19.

Intercall Global Network

On April 1, 2009, Intercall Global Network SA (“IGN”), a Romanian company, and the Company entered into an agreement whereby the Company sold VoIP carrier capacity to IGN and earned a fee for collecting the payments from IGN’s customers.  The contract was non-exclusive for both parties.

On July 23, 2009, IGN and the Company changed the structure of that contract. Effective July 27th and 28th (depending on the service area) IGN assumed responsibility for the collection effort.  IGN and the Company agreed to a fixed percentage of VoIP carrier cost formula as the fee for continuing to supply the VoIP carrier capacity and the use of the Company’s call routing switch and related call billing software.  This change in contract structure was not material as the Company continued to recognize as revenue the VoIP carrier capacity sold to IGN.  The difference between the revenue and the related cost of goods sold would be the gross margin on the contract and would equal the fee earned.

During the period August 11 through 14, 2009, IGN ceased buying VoIP carrier capacity from the Company although IGN continued to use the Company’s call routing switch and related call billing software.  The Company expects to renegotiate a new service contract for use of the Company’s call routing switch and related call billing software based on minutes used.  The Company has several other such service agreements for both VoIP carrier capacity and calling card inventory management.

Prior to August 14, 2009, the Company accounted for the purchase and resale of VoIP carrier capacity as gross revenue under EITF 99-19.  The decision by IGN to purchase its VoIP carrier capacity elsewhere will materially reduce the revenues and cost of goods sold by the Company.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2009.

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

Exchange Rate Activity

As our Company obtains almost all of its revenue from its operations in Italy and Belgium and incurs most of its expenses in Italy, Belgium, and Romania, the reported performance of our Company (which is in U.S. dollars) will be heavily influenced by currency exchange rates.

Markets Served

The Company serves calls shops in the immigrant worker community primarily in Italy and Belgium.  The Company also serves several call shops in Spain and France through agents in Italy and Belgium.

Change in Revenue and Cost Profile

EITF 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent addresses the issue of whether a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee.

As discussed more fully under VoIP during the period October 1, 2008 through March 31, 2009, the Company reported its sale of VoIP carrier capacity as an agent collecting a fee as the Company had no liability to the VoIP carriers for VoIP carrier capacity purchased.

Effective April 1, 2009, the Company began purchasing VoIP carrier capacity in its own name for resale.  Consequently under EITF 99-19 the Company began reporting the VoIP carrier capacity sold as revenue as the Company had primary liability for the payment of the VoIP carrier capacity purchased.

VoIP

The Company has further refined its wholesale account business model.  During the six month period ended March 31, 2009, the Company earned a fee on the VoIP services sold in a retail store based business.  The Company had no liability for paying the carriers.

At March 31, 2009, the Company ended the fee arrangement began buying VoIP carrier capacity directly for resale to an independent company specializing in the sale of VoIP services to immigrant call shops.  In these purchased capacity model transactions, the Company collected and managed the cash from the sale VoIP services.

On April 1, 2009 the Company began purchasing VoIP capacity in its own name for wholesale to retail stores and recognized revenue and cost of goods sold to obtain gross margin as a result.

For the three months ended June 30, 2009, the Company reported revenue from the sale of VoIP traffic as revenue with the associated cost of goods. Under this business model, the Company will now be directly responsible for the acquisition and payment of VoIP carrier capacity.

The Company has no inventory of carrier VoIP capacity and no obligations to pay for VoIP carrier capacity not used.

Sale of International Calling Cards and Mobile Phone Recharge Cards

With the opening of activities in Belgium, the Company purchases and reports the sale of international calling card and prepaid mobile phone recharge cards in two ways depending on whether the Company takes physical delivery of the underlying cards or not.

In Italy, the Company presently purchases the physical cards from various card vendors and then resells them to the individual call shops.  The Company stores the serial or activation number of the purchased card in the Company’s computer database.  When a call shop purchases a particular card, the Company electronically transmits the serial number of the card to the call shop or directly to the end customer’s mobile phone in a text message.  The advantage to the retail call shop is that the call shop no longer is required to maintain a physical inventory of the cards; with the attendant working capital and card security issues.  The margin to the Company for an individual card is 1% to 2% in gross profit.  However, the turnover of the cards is very high and, as a result, the sale of cards can be a very profitable business activity.  Since the Company takes physical possession of the card in Italy, the Company must recognize as revenue the amount paid by the call shop to the Company for the card.  Gross profit is the difference between the amount paid by the call shop to the Company and the amount paid by the Company to the card vendor for the card.

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

Teanet, Srl

On May 19, 2009, the Company teamed with Soleto SpA of Milan, Italy to win the bid on a contract to provide telephony and internet-related services to Teanet, a wholly owned subsidiary of Gruppo Tea in Mantova, Italy.

                Teanet was seeking a company to partner with in operating and expand its installed wireless and fiber optic network.  It was expected that the winner of the bid would purchase controlling interest in a new company of which Teanet would be a part for this purpose.   With an overall population of 250,000 in its service area, Teanet has about 30,000 business and residential customers in its current installed base.  Most of Teanet’s telephone call volume at the present time comes from commercial accounts.  (See Note 6.)

Revenue

Continuing revenues increased $941,756 or 633% to $1,090,597 for the three months ended June 30, 2009 from $148,841 for the three months ended June 30, 2008.  This increase reflects the heightened focus of the Company on card and VoIP services in the three months ended June 30, 2009 compared to that of the card activity and the amount of VoIP commissions which were incidental to the retail store activity in the three months ended June 30, 2008.  The increase also reflects the change in the recognition of revenue as a result of the change in the wholesale business model from that of fee for services in the three months ended June 30, 2008 to sale of carrier capacity in the three months ended June 30, 2009.

Continuing revenues increased $1,319,307 or 669% to $1,516,552 for the nine months ended June 30, 2009 from $197,245 for the nine months ended June 30, 2008.  This increase reflects the heightened focus of the Company on card and VoIP services in the nine months ended June 30, 2009 compared to that of the card activity and the amount of VoIP commissions which were incidental to the retail store activity in the nine months ended June 30, 2008.  The increase also reflects the change in the recognition of revenue as a result of the change in the wholesale business model from that of fee for services in the nine months ended June 30, 2008 to sale of carrier capacity in the last three of the nine months ended June 30, 2009.

Cost of Goods Sold

Cost of goods sold increased $905,023 or 627% to $1,049,435 for the three months ended June 30, 2009 from $144,412 for the three months ended June 30, 2008.  This change is in line with the change in revenue for the same period.

Cost of goods sold increased $1,229,234 or 645% to $1,419,688 the nine months ended June 30, 2009 from $190,454 for the nine months ended June 30, 2009.  This is not as relevant a measure as the cost of goods sold for the three month period ended June 30, 2009 in that for the first 6 months of the nine months ended June 30, 2009, the Company acted as an agent and collected a fee for its VoIP services with no reported cost of goods sold for VoIP.

Gross Profit

Gross profit increased $36,733 or 829% to $41,162 for the three months ended June 30, 2009 from $4,429 for the three months ended June 30, 2008.  This change is in line with the change in revenue for the same period.

The gross profit percentage, which is calculated as gross profit divided by net revenue, was approximately 3.8% for the three months ended June 30, 2009 compared to 3.0% for the three months ended June 30, 2008.  While the gross profit percentage increased, the Company believes that the Company must earn a higher gross profit as part of its efforts to build a sustainable wholesale business.

Gross profit increased $90,073 to $96,864 for the nine months ended June 30, 2009 from $6,791 for the nine months ended June 30, 2009.  This change is in line with the change in revenue for the same period.

The gross profit percentage was approximately 6.4% for the nine months ended June 30, 2009 compared to 3.4% for the nine months ended June 30, 2008.  This is not as relevant a measure as the gross margin for the three month period ended June 30, 2009 in that for the first 6 months of the nine months ended June 30, 2009, the Company acted as an agent for its VoIP activities and collected a fee for its services.

General and Administrative Expenses

Continuing general and administrative expenses increased $67,247 or 10.4% to $713,658 for the three months ended June 30, 2009 from $646,411 for the three months ended June 30, 2008.

During the three months ended June 30, 2009, the Company recognized a reserve of $205,752 for the delayed repayment of amounts advanced to or paid on behalf of Mapatel for carrier traffic during the three months ended March 31, 2009.

Also included in the general and administrative expenses for the three months ended June 30, 2009 are executive compensation expenses of $138,245, professional fees of $30,819, payroll and taxes of $45,819, software lease and related charges of $22,656, auto expenses of $18,334, stock based compensation of $1,500, and non-cash expenses for depreciation of $40,636 and amortization of the upgrades on leased equipment of $10,995.

The stock based compensation reflects the issuance of non-qualified options to purchase 6,000,000 shares of the Company’s common stock to the two European executives of our Company. The options were granted at $.006 per share which was the closing price on the date of grant and vest over 24 months starting June 1, 2009.  The options are exercisable for 10 years from the date of grant.

The fair value of the 6,000,000 options was estimated to be $36,000 using the Black-Scholes valuation model with a historical volatility of 512%, zero dividend payment, and a 10 year risk free rate of 2.94%. The stock based compensation will be amortized over the 24 month vesting period of the options.

Included in the general and administrative expenses for the three months ended June 30, 2008 are financial consulting services of $105,525, professional fees of $53,893, payroll and taxes of $134,632, software lease and related charges of $33,164, auto expenses of $3,659 and non-cash expenses for depreciation of $25,321.

Continuing general and administrative expenses increased $94,149 or 6.3% to $1,577,105 for the nine months ended June 30, 2009 from $1,482,956 for the nine months ended June 30, 2008.

Included in the general and administrative expenses for the nine months ended June 30, 2009 are a reserve of $205,752 for the delayed repayment of amounts advanced to or paid on behalf of Mapatel for carrier traffic during the three months ended March 31, 2009 when the Company was acting as an agent of Mapatel and reported no revenue or cost of goods sold, executive compensation expenses of $406,404, professional fees of $168,149, payroll and taxes of $129,936, software lease and related expenses of $73,087, auto expenses of $53,744, stock based compensation of $1,500, and non-cash expenses for depreciation of $63,741 and amortization of the upgrades on leased equipment of $19,371.

Included in the general and administrative expenses for the nine months ended June 30, 2008 are executive compensation expenses of $185,748, professional fees of $185,941, payroll and taxes of $395,050, software lease and related expenses of $73,467, auto expenses of $7,958 and non-cash expenses for depreciation of $73,046.

Interest Expense and Financing Costs

Interest expense and financing costs increased $68,241 or 122.6% to $123,897 for the three months ended June 30, 2009 from $55,656 for the three months ended June 30, 2008.  The increase reflects interest on the additional funds lent to the Company in the current and preceding periods.

The interest and financing costs for the three months ended June 30, 2009 includes $7,118 in amortized deferred interest expense associated with the issuance of warrants in the Company’s financing activities and $1,756 in capitalized lease interest expense.

The interest and financing costs for the three months ended June 30, 2008 includes $5,910 in amortized deferred interest expense associated with the issuance of warrants in the Company’s financing activities and $3,305 in capitalized lease interest expense.

Interest expense and financing costs increased $213,230 or 229% to $306,198 for the nine months ended June 30, 2009 from $92,968 for the nine months ended June 30, 2008.  The increase reflects interest on the additional funds lent to the Company in the current and preceding periods

The interest and financing costs for the nine months ended June 30, 2009 includes $18,819 in amortized deferred interest expense associated with the issuance of warrants in the Company’s financing activities and $6,162 in capitalized lease interest expense.

The interest and financing costs for the nine months ended June 30, 2008 includes $10,840 in amortized deferred interest expense associated with the issuance of warrants in the Company’s financing activities and $10,869 in capitalized lease interest expense.

Net Loss

Our Company recorded a net loss of $2,776,688 for the nine months ended June 30, 2009 of which $228,483 was related to the discontinued retail store operations and the sale of those assets, $205,752 was related to the reserve for the Mapatel repayment, and $761,766 was related to non-cash accretion expense to the preferred stock.

A net loss of $3,492,978 was recorded for the nine months ended June 30, 2008 of which $1,162,079 was related to the discontinued retail store operations and $761,766 was related to non cash accretion expense to the preferred stock.

Liquidity and Cash Position

Operating Activities

For the nine months ended June 30, 2009, our Company used $1,554,367 in cash to fund operating activities. The loss of $2,548,205 from continuing operations was partially offset by $865,197 in non-cash charges for depreciation, amortization, and stock based compensation. Cash was also used to support a net increase of $526,500 in current assets and liabilities, which included a net increase of $442,269 in accounts receivable, an increase of $26,756 in international calling card and recharge card inventory, and an increase of $12,993 in deposits and prepaid expenses offset by an increase of $1,008,608 in accounts payable and accrued liabilities.  During the nine months ended June 30, 2009, the Company experienced a negative cash flow of $397,949 associated with the discontinued retail operations.

For the nine months ended June 30, 2008, our Company used $2,906,157 in cash to fund operating activities. Cash required for the loss of $2,330,899 from continuing operations was partially offset by $842,114 in non-cash charges for depreciation and amortization. Additional cash was obtained by increasing accounts payable and accrued expenses to $109,931. The Company also used $1,527,303 in cash associated with the discontinued retail store operations.

Investing Activities

For the nine months ended June 30, 2009, our Company received $3,585 in cash from the sale of property and equipment during the relocation of the Company’s Italian corporate office and invested $84,828 in upgrades for the leased call routing and billing switch.  The Company also received $78,545 from the down payment and payments on the note receivable from the sale of the retail stores in October, 2008.

For the nine months ended June 30, 2008, the Company used $21,770 in cash to purchase assets used in the continuing operations of the Company, and had negative cash flow of $57,515 associated with the discontinued operations.

Financing Activities

For the nine months ended June 30, 2009, our Company received net cash of $1,605,000 in loan proceeds and paid $54,274 on the capitalized lease obligation.

For the nine months ended June 30, 2008, our Company received net cash of $500,000 from the sale of common and preferred stock, $1,600,000 in loans from investors, and paid $30,721 on the capitalized lease obligation and $15,000 on a short term demand note.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the Securities and Exchange Commission (the “SEC”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to provide reasonable assurance that such information is accumulated and communicated to management, including our President and Chief Financial Officer (“Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure.

Our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures and based on this evaluation they concluded that our disclosure controls and procedures were not effective as of June 30, 2009 because of identified material weaknesses in our internal control over financial reporting as detailed below.

Our Certifying Officers are aware that with the limited level of operations, limited financial resources and limited availability of personnel inside the Company, material weaknesses exist in the Company’s internal controls and procedures, most specifically in the lack of separation of duties and lack of an independent audit committee.  Therefore, our Certifying Officers have concluded that our Company’s internal control over financial reporting is not effective.  Specific weaknesses in internal control over financial reporting exists because of the following:

1. With the sale of all of the Company’s retail store operations on October 31, 2008, following the end of the fiscal year on September 30, 2008, the Company reduced the number of employees in the Company significantly.  There are two officers of the Company in Corona del Mar, CA: the chief executive officer and chief financial officer/corporate secretary of the Company.  There is only one officer/employee at ICC Italy in Mantova, Italy who is operationally oriented.  The internal financial statements for ICC Italy are prepared for the most part by an outside accounting firm.  As a result, there are insufficient independent staff or management members in financial management with responsibilities to provide third party oversight in the review of our financial transactions on an ongoing basis in either location.

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

There continues to be a lack of independent oversight at the Board of Directors level.  The Company’s Board of Directors consist of three members of which two have a related party relationship with the controlling stockholder of the Company. The third Board member is also the chief executive officer of the Company.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Note 5 of Item I is incorporated herein by reference.

All of the securities referred to herein were issued in transactions exempt from registration under the Securities Act of 1933, as amended by virtue of Section 4(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer of ICC Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ICC Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Principal Financial Officer of ICC Worldwide, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICC WORLDWIDE, INC.

Date: August 19, 2009	/s/ Scott K Anderson, Jr.
Scott K. Anderson, Jr.
Corporate Secretary and Chief Financial Officer